Form 10-Q
period 2008-11-30
BCO HYDROCARBON LTD
filed 2008-12-31
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  333-154877

BCO Hydrocarbon Ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-3261559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8520 NE 25th Street, Clyde Hill, WA	98004-1645
(Address of principal executive offices)	(Zip Code)

 (888) 211-7181
(Registrant’s  telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☑   No ☐
(2)  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐                                                                                                Accelerated filer  ☐

Non-accelerated filer                                           ☐                                           Smaller reporting Company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

36,600,000 common shares outstanding as of December 12, 2008.

BCO HYDROCARBON LTD.
TABLE OF CONTENTS

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-8

BCO HYDROCARBON LTD. (An exploration stage enterprise) Balance Sheets (Unaudited)

	November 30, 2008	August 31, 2008

Current Assets
Cash	$18,504	$1
Deferred financial costs	15,000	-
Total Current Assets	33,504	1

Oil and gas properties:
Undeveloped, unproven properties	10,000	10,000
Total other assets	10,000	10,000
Total Assets	$43,504	$10,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$15,263	$9,250
Farm-in agreement obligation (Note 4)	5,000	5,000
Total Current Liabilities	20,263	14,250

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized, 36,600,000 and 100 shares issued and outstanding on November 30, 2008 and August 31, 2008, respectively	3,660	-
Additional paid-in capital	29,841	1
Deficit accumulated during the exploration stage	(10,260)	(4,250)
Total Stockholders' Equity (Deficit)	23,241	(4,249)
Total Liabilities and Stockholders' Equity (Deficit)	$43,504	$10,001

The accompanying notes are an integral part of these consolidated financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
 Statements of Operations
For the three months ended November 30, 2008 and the period from
Inception (August 19, 2008) to November 30, 2008
(Unaudited)

	Three months ended November 30, 2008		Inception, August 19, 2008 Through November 30, 2008

Revenues		$-	$-

General and administrative expense:
Organizational expense		-	1,250
Professional expense		4,270	7,270
Other Administrative expenses		1,740	1,740
		6,010	10,260
(Loss) from operations		(6,010)	(10,260)

Provision for income taxes		-	-

Net (Loss)		$(6,010)	$(10,260)

Net (Loss) per Common Share, basic and diluted	$	(-)

Weighted Average Number of Common Shares Used in Calculation		33,182,423

The accompanying notes are an integral part of these consolidated financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Statements of Cash Flows
For the three months ended November 30, 2008 and for the period from Inception (August 19, 2008) to November 30, 2008
(Unaudited)

	Three months ended November 30, 2008	Inception, August 19,2008 Through November 30, 2008

Cash From Operating Activities:
Net (loss)	$(6,010)	$(10,260)
Reconciling adjustments
Changes in operating assets and liabilities
Deferred financial costs	(15,000)	(15,000)
Accounts payable and accrued expenses	6,013	10,263
Net Cash Flows Used In Operating Activities	(14,997)	(14,997)

Cash From Financing Activities:
Proceeds from sale of common stock	33,500	33,501
Net Cash Flows Used In Financing Activities	33,500	33,501

Net change in cash and cash equivalents	18,503	18,504
Cash at beginning of period	1	-
Cash at end of period	$18,504	$18,504

Supplemental disclosure of cash flow information:
The Company acquired undeveloped, unproven properties in the amount of $10,000 by incurring $5,000 in a farm-in obligation. See Note 4 below.

The accompanying notes are an integral part of these consolidated financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2008
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – BCO Hydrocarbon Ltd. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on August 19, 2008. We are currently based in Calgary, Alberta, Canada. We intend to operate in the U.S. and Canada.

August 31 is our fiscal year end.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently hold the right to acquire a 50% working interest in an oil and gas lease in Alberta, Canada, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 Registration Statement which was declared effective by the U.S. Securities and Exchange Commission on November 12, 2008.  We are currently completing an offering under our prospectus registration and intend to apply for a quotation on the OTC Bulletin Board upon completion.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2008 - continued
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies (continued):

Oil and gas properties – We use the successful efforts method of accounting for oil and gas properties. Under that method:
a.	Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are charged to expense when incurred since they do not result in the acquisition of assets.
b.
Costs incurred to drill exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when it is determined that the wells have not found proved reserves.

c.	Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory wells, and successful exploratory-type stratigraphic wells are capitalized.
d.	Capitalized costs of wells and related equipment are amortized, depleted, or depreciated using the unit-of-production method.
e.	Costs of unproved properties are assessed periodically to determine if an impairment loss should be recognized.

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current year, no impairment of long-lived assets had occurred, in management’s opinion.

Net income per share of common stock – We have adopted applicable FASB Statements regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going concern:

At November 30, 2008, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan. Although we are presently attempting to raise capital under a prospectus, and although our principal stockholder has verbally agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 –Offering expense:

The company filed a Form S-1 Registration Statement to offer to the public up to 7,750,000 common shares at one cent ($0.01) per share. The S-1 became effective on November 12, 2008. The $15,000 deferred financial costs relating to such Registration Statement will be charged to capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2008 - continued
(Unaudited – Prepared by Management)

Note 4 – Oil and gas properties:

On August 29, 2008, we executed a Farm-in Letter Agreement with Unitech Energy Resources, Inc. (“Unitech”), of Calgary, Alberta, Canada.  Under the agreement, we can acquire a 50% working interest in Alberta, Canada Petroleum and Natural Gas Agreement Numbers 0050505090500 and 0050506060517 (collectively the “Lease”), which Lease is held by Unitech, and which comprises approximately 640 acres of petroleum and natural gas exploitation rights from the surface to the base of the Belly River formation, and which Lease is located in central Alberta, Canada, at section 30, Township 57, Range 8, W5 which is approximately 70 miles northwest of Edmonton, Alberta in the area known as “Paddle River”. The Lease is registered with the Government of Alberta, under the name of Unitech, our working interest partner that would retain the other 50% working interest.

To earn our working interest, we must pay Unitech $10,000 comprised of a $5,000 initial payment upon the signing of the Agreement, which amount was paid in September 2008.  The balance of $5,000 is due within 30 days of the closing of BCO financing as contemplated by the filing of a registration statement with the Securities and Exchange Commission. The balance owing of $5,000 is not evidenced by a promissory note, and does not bear interest. In addition, we must expend a minimum of $25,000 on exploration expenses on or before January 1, 2010.

The Farm-in Letter Agreement requires that, up to $25,000, we pay 100% of all costs associated with all seismic activity, drilling, completing, and testing, and thereafter both Parties will pay their respective 50% share of any go-forward costs.

Unitech is not affiliated with our Company. Unitech purchased a 100% working interest in the Lease at an Alberta Government auction on September 21, 2005 for the sum of Cdn$94,703 (0050505090500) and Cdn$18,671 (0050506060517) (Total Cdn$113,374). The Lease is for 5 years and expires on September 22, 2010 (0050505090500) and June 15, 2011 (0050506060517) unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. Unitech has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive. We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward.

We have not yet retained a geologist or a firm of geologists to undertake this exploration program.  We plan to interview and retain a qualified consulting geologist or engineer upon the completion of our offering as we do not presently have sufficient funds to undertake the work program we anticipate.

Note 5 – Issuance of shares:

As of November 30, 2008, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

08/19/08	Shares sold for cash	100	$.01	$1
09/18/08	Shares sold for cash	34,999,900	0.0005	17,500
11/24/08	Shares sold for cash	1,600,000	0.01	16,000
11/30/08	Cumulative Totals	36,600,000		$33,501

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2008 - continued
(Unaudited – Prepared by Management)

Note 6 - New accounting pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB  issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to  renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2008 - continued
(Unaudited – prepared by Management)

Note 6 - New accounting pronouncements: – Continued

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

 In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 7 – Related Party Transactions

On September 5, 2008, Malcolm Albery, our President, sold all of his 100 shares to Daniel Brooks, our Secretary, for the sum of $1 in cash.

On September 18, 2008, Daniel Brooks, our Secretary, subscribed for 34,999,900 shares of our common stock in return for $17,500.  This subscription was accepted on September 19, 2008, with cash being received at that time.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “BCO Hydrocarbon” refer to BCO Hydrocarbon Ltd.

We were incorporated on August 19, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We have begun our business operations by acquiring a right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease (the “Farm-In Agreement”).  Our planned work program is to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities. We have budgeted a total of $40,000 from funds to be raised under our prospectus offering for oil and gas exploration. We plan to use the funds raised to undertake work on the leases in an attempt to identify the water-hydrocarbon contact point so that we can make an informed determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  Should we determine not to undertake further work on the lease, we will seek other exploration and development prospects in the Province of Alberta, Canada.

We are an exploration stage company.  We currently have no revenue and no significant assets except that relating to the Farm-In Agreement as noted above.

Plan Of Operation

We intend to focus our business operations over the next 12 months on obtaining higher quality reservoirs and to create value through exploitation, development and exploration activities on to-be-acquired oil and gas prospects with a view to increasing stockholder value and returns. We will use the following operation and financial management techniques to increase stockholder value and returns, taking into account our financial position, taxability and access to debt and equity financing:

•	Focus growth capital to higher quality reservoirs;
•	Utilize production enhancement techniques to increase productivity and add value within the parameters of good oilfield production practices; and
•	Create value from our asset base through exploitation, development and exploration activities.

We hope to acquire exploitation and exploration drilling prospects, but may consider acquiring properties that have existing production in order to generate cash flow for operations as quickly as possible.  There can be no assurance that we will be successful in acquiring any properties that will allow us to generate revenues.

We will endeavor to acquire and explore for longer life reserves that will withstand several pricing cycles and will attempt to focus our asset base on a select number of areas with desirable characteristics.  It is anticipated that the number and diversity of these focus areas will expand with the growth of our business.

With a focus on enhancing stockholder value, we intend to look to acquire and develop oil and gas assets that have as many of the following characteristics as possible:

•	Exhibit the potential for delivering superior rates of return on capital employed;
•	Accretive to cash flow per share;
•	Accretive to net asset value;
•	Accretive to reserves per share;
•
Potential for value enhancement through further exploitation, including improved production practices, additional development drilling, infill drilling or re-drilling/re-completion and improved marketing arrangements;

•	Assets that include associated undeveloped lands for development and exploration opportunities;
•	Geological opportunities with multi-zone potential; and
•	Near-term market access and sufficient infrastructure for increased activity.

Cash Requirements

For the next twelve months and assuming we are successful in completing our prospectus offering, we plan to expend a total of approximately $58,004 in implementing our business plan,  including initial exploration on our development lease(s) and ongoing working capital.

To date we have raised a total of $16,000 from anticipated offering proceeds of $77,500.

The operating expenses and working capital requirements for the next twelve months, assuming we are successful in completing our offering of $77,500, and including cash of hand of $18,504 as at November 30, 2008 are as follows:

Estimated Expenses
Exploration activities:	$40,000
Lease acquisition costs:	5,000
Working capital	14,754
Offering costs	10,750
Legal and accounting fees	10,000
Total	$80,504

Our estimated expenses over the next twelve months are broken down as follows:

1.	Exploration Activities. We anticipate spending approximately $40,000 on initial evaluation of our oil and gas lease(s).
2.
Lease acquisition costs.  We anticipate spending the remaining $5,000 as required upon completion of our prospectus offering to complete the acquisition of our oil and gas leases under the terms of the Farm-In Agreement.

3.	Working capital. We anticipate having $14,254 in available working capital to expend on general and administrative fees over the next twelve months.
4.	Offering costs. We anticipate spending a further $10,750 towards costs incurred with respect to our prospectus offering, including costs of printing and filing fees.
5.	Legal and accounting fees. We anticipate spending up to $10,000 on legal and accounting fees during the next twelve months.

Liquidity and Capital Resources

As of November 30, 2008, we have a total of $18,504 in cash on hand.  This amount includes $16,000 in initial proceeds raised under our prospectus offering.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon completing our prospectus offering to raise total proceeds of $77,500, and our ability to achieve and maintain profitable operations based on successful exploration of our oil and gas leases.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will be sufficient to meet our working capital requirements for the next twelve month period, however, based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining successful exploration results from our oil and gas operations, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operation

The Company had no revenues for the period from inception to November 30, 2008.  General and administrative expenses for the period ended November 30, 2008, totaled $6,010.  General and administrative expenses related primarily to the legal and accounting costs related to our prospectus offering and other related filing fees and clerical expenses.    During the period from inception to November 30, 2008 the Company expended $4,270 on professional fees and $1,740 on other administrative expenses. Professional fees and other administrative expenses  incurred from inception to November 30, 2008 totaled $7,270 and $1,740 respectively and were related to the general operations of the Company and costs related to our prospectus offering.  We expended a total of $1,250 from inception to November 30, 2008 on organizational costs, with no similar expenditures during the most recently completed three month period ended November 30, 2008.  Basic and diluted losses per share for the period ended November 30, 2008 was $nil.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2008:

1.           Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.           Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3.           Outsourcing of the accounting operations of our Company.   Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the firm;

4.           Insufficient installation of information technology to assist in our accounting functions.  Because of a lack of working capital and personnel, we do not have any information technology software and hardware to assist in providing effective controls;

5.           Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

6.           Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

As of November 30, 2008, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended November 30, 2008, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.   Management believe these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 5, 2008, Malcolm Albery, our President, sold all of his 100 shares to Daniel Brooks, our Secretary, for the sum of $1 in cash.

On September 18, 2008, Daniel Brooks, our Secretary, subscribed for 34,999,900 shares of our common stock in return for $17,500.  This subscription was accepted on September 19, 2008, with cash being received at that time.

On November 12, 2008 our Registration Statement on Form S-1 under Commission file number 333-154877 was declared effective, enabling us to offer up to 7,750,000 shares of common stock of our company at a price of $0.01per share.

On November 24, 2008 we accepted subscriptions for a total of 1,600,000 common shares from one investor for cash proceeds of $16,000.  No commissions were paid on the issuance.

As of the date of this filing, there are 36,600,000  issued and outstanding shares of common stock of which 35,000,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from November 24, 2008 to November 30, 2008 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	$0	$0
Legal and Accounting	0	0
Costs of the offering	0	0
Office and Administration	0	522
Total	$0	$522

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	$0	$0
Legal and Accounting	0	0
Consulting	0	0
Office Furniture, Equipment and Supplies	0	0
Miscellaneous Administration Expenses	0	0
Working capital	0	0
TOTAL	$0	$0

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

Not Applicable

ITEM 6.      EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
10.1	Farm-In Agreement dated August 29, 2008 between Unitech Energy Resources Inc. and BCO Hydrocarbon Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of December, 2008.

BCO HYDROCARBON LTD.

Date: December 31, 2008	By:	/s/ Malcolm Albery
Name: Malcolm Albery
Title: President, Principal Executive Officer, Principal Financial Officer