Form 10-Q
period 2009-03-25
BCO HYDROCARBON LTD
filed 2009-03-26
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-53598

BCO Hydrocarbon Ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-3261559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8520 NE 25th Street, Clyde Hill, WA	98004-1645
(Address of principal executive offices)	(Zip Code)

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

42,750,000 common shares outstanding as of March 16, 2009.

BCO HYDROCARBON LTD.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-8

BCO HYDROCARBON LTD. (An exploration stage enterprise) Balance Sheets (Unaudited)

	February 28, 2009	August 31, 2008

Current Assets
Cash	$57,635	$1
Deferred financial costs	—	—
Total Current Assets	57,635	1

Oil and gas properties:
Undeveloped, unproven properties	10,000	10,000
Total other assets	10,000	10,000
Total Assets	$67,635	$10,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,487	$9,250
Farm-in agreement obligation (Note 4)	—	5,000
Total Current Liabilities	2,487	14,250

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized, 42,750,000 and 100 shares issued and outstanding on February 28, 2009 and August 31, 2008, respectively	4,275	—
Additional paid-in capital	75,726	1
Deficit accumulated during the exploration stage	(14,853)	(4,250)
Total Stockholders' Equity (Deficit)	65,148	(4,249)
Total Liabilities and Stockholders' Equity (Deficit)	$67,635	$10,001

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
 Statements of Operations
For the three and six months ended February 28, 2009 and the period from
Inception (August 19, 2008) to February 28, 2009
(Unaudited)

	Three months ended February 28, 2009		Six months ended February 28, 2009		Inception, August 19, 2008 Through February 28, 2009

Revenues		$—		$—	$—

General and administrative expense:
Organizational expense		—		—	1,250
Professional expense		3,574		7,844	10,844
Other Administrative expenses		1,019		2,759	2,759
		4,593		10,603	14,853
(Loss) from operations		(4,593)		(10,603)	(14,853)

Provision for income taxes		—		—	—

Net (Loss)		$(4,593)		$(10,603)	$(14,853)

Net (Loss) per Common Share, basic and diluted	$	(—)	$	(—)

Weighted Average Number of Common Shares Used in Calculation		37,830,000		35,493,373

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Statements of Cash Flows
For the six months ended February 28, 2009 and for the period from Inception (August 19, 2008) to February 28, 2009
(Unaudited)

	Six months ended February 28, 2009	Inception, August 19, 2008 Through February 28, 2009

Cash From Operating Activities:
Net (loss)	$(10,603)	$(14,853)
Reconciling adjustments
Changes in operating assets and liabilities
Deferred financial costs	—	—
Accounts payable and accrued expenses	(6,763)	2,487
Net Cash Flows Used In Operating Activities	(17,366)	(12,366)

Cash From Investing Activities:
Acquisition of undeveloped, unproven property	(5,000)	(10,000)
Net Cash Flows Used In Investing Activities	(5,000)	(10,000)

Cash From Financing Activities:
Proceeds from issuance of common stock, net of costs	80,000	80,001
Net Cash Flows Provided By Financing Activities	80,000	80,001

Net change in cash and cash equivalents	57,634	57,635
Cash at beginning of period	1	—
Cash at end of period	$57,635	$57,635

Supplemental disclosure of cash flow information:

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2009
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – BCO Hydrocarbon Ltd. (identified in these footnotes as “we” “our” or the Company) is a Nevada corporation incorporated on August 19, 2008. We currently hold oil and gas assets in Calgary, Alberta, Canada. We intend to operate in the U.S. and Canada.

August 31 is our fiscal year end.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently hold the right to acquire a 50% working interest in an oil and gas lease in Alberta, Canada, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 Registration Statement which was declared effective by the U.S. Securities and Exchange Commission on November 12, 2008.  We completed our offering on February 10, 2009 raising a total of $77,500 under our prospectus registration and we are currently completing an application for quotation on the OTC Bulletin Board. In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2009 - continued
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

Net income per share of common stock – We have adopted applicable FASB Statements regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going concern:

At February 28, 2009, we were not currently engaged in an operating business and expect to incur exploration stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We currently have sufficient capital to implement our business plan, however we cannot be assured that we will be able to raise additional funds to continue operations or that we will be successful in drilling a producing well. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 –Offering expense:

The Company filed a Form S-1 Registration Statement to offer to the public up to 7,750,000 common shares at one cent ($0.01) per share. The S-1 became effective on November 12, 2008. The $15,000 deferred financial costs relating to such Registration Statement were charged to capital in February 10, 2009 since such offering was successful.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2009 - continued
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

To earn our working interest, we must pay Unitech $10,000 comprised of a $5,000 initial payment upon the signing of the Agreement, which amount was paid in September 2008.  The balance of $5,000 was due within 30 days of the closing of BCO financing pursuant to a registration statement filed on Form S-1 and was paid on February 17, 2009. In addition, we must expend a minimum of $25,000 on exploration expenses on or before January 1, 2010.

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

We have not yet retained a geologist or a firm of geologists to undertake this exploration program.  We plan to interview and retain a qualified consulting geologist at such time as we determine it is opportune to commence exploration on our lease.

Note 5 – Issuance of shares:

As of February 28, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

08/19/08	Shares sold for cash	100	$.01	$1
09/18/08	Shares sold for cash	34,999,900	0.0005	17,500
11/24/08	Shares sold for cash	1,600,000	0.01	16,000
02/10/09	Shares sold for cash	6,150,000	0.01	61,500
02/28/09	Cumulative Totals	42,750,000		$95,001

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2009 - continued
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

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2009 - continued
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

We were incorporated on August 19, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We have begun our business operations by acquiring a right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease (the “Farm-In Agreement”).  Our planned work program is to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities. We have budgeted a total of $40,000 from funds raised under our prospectus offering for oil and gas exploration. We plan to use the funds raised to undertake work on the leases in an attempt to identify the water-hydrocarbon contact point so that we can make an informed determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  Should we determine not to undertake further work on the lease, we will seek other exploration and development prospects in the Province of Alberta, Canada and we may decide to seek exploration and development prospects outside of Canada.

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

Cash Requirements

For the next twelve months we plan to expend a total of approximately $64,754 in implementing our business plan, including initial exploration on our development lease(s) and ongoing working capital.

The operating expenses and working capital requirements for the next twelve months are as follows:

Estimated Expenses
Exploration activities:	$40,000
Working capital	14,754
Legal and accounting fees	10,000
Total	$64,754

Our estimated expenses over the next twelve months are broken down as follows:

1.	Exploration Activities. We anticipate spending approximately $40,000 on initial evaluation of our oil and gas lease(s).
2.	Working capital. We anticipate having $14,754 in available working capital to expend on general and administrative fees over the next twelve months.
3.	Legal and accounting fees. We anticipate spending up to $10,000 on legal and accounting fees during the next twelve months.

Liquidity and Capital Resources

As of February 28, 2009, we have a total of $57,635 in cash on hand.  This amount includes $62,500 (net of offering expense) in initial proceeds raised under our prospectus offering.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon our ability to achieve and maintain profitable operations based on successful exploration of our oil and gas leases.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will be sufficient to meet our working capital requirements for the next twelve month period; however, based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Results of Operation

The Company had no revenues for the period from inception to February 28, 2009.  General and administrative expenses for the six months period ended February 28, 2009, totaled $10,603.  General and administrative expenses related primarily to the legal and accounting costs related to our prospectus offering and other related filing fees and clerical expenses.    During the six months period to February 28, 2009 the Company expended $7,844 on professional fees and $2,759 on other administrative expenses. Professional fees and other administrative expenses incurred from inception to February 28, 2009 totaled $10,844 and $2,759 respectively and were related to the general operations of the Company and costs related to our prospectus offering.  We expended a total of $1,250 from inception to February 28, 2009 on organizational costs, with no similar expenditures during the most recently completed six month period ended February 28, 2009.  Basic and diluted losses per share for the period ended February 28, 2009 was $nil.

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

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of February 28, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2009:

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

Changes in Internal Control Over Financial Reporting

As of February 28, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended February 28, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                          RISK FACTORS

Not Applicable

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2008 our Registration Statement on Form S-1 under Commission file number 333-154877 was declared effective, enabling us to offer up to 7,750,000 shares of common stock of our company at a price of $0.01 per share. On November 24, 2008 we accepted subscriptions for a total of 1,600,000 common shares from one investor for cash proceeds of $16,000.  On February 10, 2009 we accepted subscriptions for a total of  6,150,000 common shares from various investors for cash proceeds of $61,500. No commissions were paid on the issuance.

Following is the use of proceeds for actual expenses incurred for our account from November 24, 2008 to February 28, 2009 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	$0
Legal and Accounting	0	4,843
Costs of the offering	0	15,000
Office and Administration	0	1,362
Total	0	$21,205

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Exploration and development activities	0	0
Acquisition undeveloped, unproved property		$5,000
Legal and Accounting	0	5,192
Consulting	0	0
Office Furniture, Equipment and Supplies	0	0
Costs of the offering		10,000
Working capital - Administration Expenses	0	2,179
TOTAL	0	$22,371

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

Not Applicable

ITEM 6.                     EXHIBITS

3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
10.1	Farm-In Agreement dated August 29, 2008 between Unitech Energy Resources Inc. and BCO Hydrocarbon Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2009.

BCO HYDROCARBON LTD.

By:	/s/ Malcolm Albery
Name: Malcolm Albery
Title: President, Principal Executive Officer, Principal Financial Officer