Form 10-Q
period 2009-05-31
BCO HYDROCARBON LTD
filed 2009-07-13
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be sumitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
(1) Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(1) Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

42,750,000 common shares outstanding as of June 10, 2009.

BCO HYDROCARBON LTD.

i

PART I

ITEM 1.                  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form S-1 for the year ended August 31, 2008.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-9

3

BCO HYDROCARBON LTD. (An exploration stage enterprise) Balance Sheets (Unaudited)

ASSETS	May 31, 2009	August 31, 2008

Current Assets
Cash	$56,693	$1
Deferred financial costs	—	—
Total Current Assets	56,693	1

Oil and gas properties:
Undeveloped, unproven properties	10,000	10,000
Total other assets	10,000	10,000
Total Assets	$66,693	$10,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$11,507	$9,250
Farm-in agreement obligation (Note 4)	—	5,000
Total Current Liabilities	11,507	14,250

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized, 42,750,000 and 100 shares issued and outstanding on May 31, 2009 and August 31, 2008, respectively	4,275	—
Additional paid-in capital	69,521	1
Deficit accumulated during the exploration stage	(18,610)	(4,250)
Total Stockholders' Equity (Deficit)	55,186	(4,249)
Total Liabilities and Stockholders' Equity (Deficit)	$66,693	$10,001

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
 Statements of Operations
For the three and nine months ended May 31, 2009 and the period from
Inception (August 19, 2008) to May 31, 2009
(Unaudited)

	Three months ended May 31, 2009		Nine months ended May 31, 2009	Inception, August 19, 2008 Through May 31, 2009
Revenues		$—	$—	$—

General and administrative expense:
Organizational expenses		—	—	1,250
Professional expenses		3,595	11,439	14,439
Other Administrative expenses		162	2,921	2,921
		3,757	14,360	18,610
(Loss) from operations		(3,757)	(14,360)	(18,610)

Provision for income taxes		—	—	—

Net (Loss)		$(3,757)	$(14,360)	$(18,610)

Net (Loss) per Common Share, basic and diluted	$	(—)	(—)

Weighted Average Number of Common Shares Used in Calculation		42,750,000	37,938,830

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD. (An exploration stage enterprise) Statements of Cash Flows For the nine months ended May 31, 2009 and for the period from Inception (August 19, 2008) to May 31, 2009 (Unaudited)

	Nine months ended May 31, 2009	Inception, August 19, 2008 Through May 31, 2009

Cash From Operating Activities:
Net (loss)	$(14,360)	$(18,610)
Reconciling adjustments
Changes in operating assets and liabilities
Deferred financial costs	—	—
Accounts payable and accrued expenses	2,257	11,507
Net Cash Flows Used In Operating Activities	(12,103)	(7,103)

Cash From Investing Activities:
Acquisition of undeveloped, unproven property	(5,000)	(10,000)
Net Cash Flows Used In Investing Activities	(5,000)	(10,000)

Cash From Financing Activities:
Proceeds from issuance of common stock, net of costs	73,795	73,796
Net Cash Flows Provided By Financing Activities	73,795	73,796

Net change in cash and cash equivalents	56,692	56,693
Cash at beginning of period	1	—
Cash at end of period	$56,693	$56,693

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2009
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

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 Registration Statement which was declared effective by the U.S. Securities and Exchange Commission on November 12, 2008.  We completed our offering on February 10, 2009 raising a total of $77,500 under our prospectus registration and we have submitted  an application for quotation on the OTC Bulletin Board. In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2009 - continued
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

Note 2 – Going concern:

As we presently have no producing oil and gas properties, we have no revenue, therefore we expect to incur exploration stage operating losses until we have successfully drilled a producing well on our leases, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until drilling commences.  We currently have sufficient capital to implement our business plan, however we cannot be assured that we will be able to raise additional funds to continue operations or that we will be successful in drilling a producing well. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 –Offering expense:

The Company filed a Form S-1 Registration Statement to offer to the public up to 7,750,000 common shares at one cent ($0.01) per share. The S-1 became effective on November 12, 2008. The $15,000 deferred financial costs relating to such Registration Statement were charged to capital in February 10, 2009 since such offering was successful, along with additional costs of $6,205, for total offering costs of $21,205.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2009 - continued
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

Unitech is not affiliated with our Company. Unitech purchased a 100% working interest in the Lease at an Alberta Government auction on September 21, 2005 for the sum of Cdn$94,703 (0050505090500) and Cdn$18,671 (0050506060517), for a total of Cdn$113,374. The Lease is for 5 years and expires on September 22, 2010 (0050505090500) and June 15, 2011 (0050506060517) unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned. Unitech has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive. We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward.

We have not yet retained a geologist or a firm of geologists to undertake this exploration program.  We plan to interview and retain a qualified consulting geologist at such time as we determine it is opportune to commence exploration on our lease.

Note 5 – Issuance of shares:

As of May 31, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

Date	Description	Shares	Price Per Share	Amount

08/19/08	Shares sold for cash	100	$.01	$1
09/18/08	Shares sold for cash	34,999,900	0.0005	17,500
11/24/08	Shares sold for cash	1,600,000	0.01	16,000
02/10/09	Shares sold for cash	6,150,000	0.01	61,500
05/31/09	Cumulative Totals	42,750,000		95,001
	Less Offering Costs			(21,205)
	Net Equity Proceeds			$73,796

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2009 - continued
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

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2009 - continued
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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2009 - continued
(Unaudited – prepared by Management)

Note 6 - New accounting pronouncements: – Continued

On May 28, 2009 the FASB announced  the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

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

General Overview

We were incorporated on August 19, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We have begun our business operations by acquiring a right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease (the “Farm-In Agreement”).  Our planned work program is to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities. We have budgeted a total of $40,000 from funds raised under our prospectus offering for oil and gas exploration. We plan to use the funds raised to undertake work on the leases in an attempt to identify the water-hydrocarbon contact point so that we can make an informed determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  Should we determine not to undertake further work on the lease after the exploratory work and evaluation, we will seek other exploration and development prospects in the Province of Alberta, Canada and we may decide to seek exploration and development prospects outside of Canada.

We are an exploration stage company.  We currently have no revenue and no significant assets except that relating to the Farm-In Agreement as noted above.

Liquidity and Capital Resources

As of May 31, 2009, we have a total of $56,693 cash on hand.  This amount is the cash remaining from the $62,500 (net of offering expense) initial proceeds raised under our prospectus offering, completed in February 2009.

Management believes that our Company's cash and cash equivalents will be sufficient to meet our working capital requirements through this fiscal year.  This includes a $40,000 allocation for additional exploration on our existing leases to assist in determining their commercial viability.  However, based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining successful exploration results from our Farm-in Agreement or other oil and gas operations that we may undertake, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The Company had no revenues for the nine month period ending May 31, 2009.  As the Company was incorporated in August 2008, there is no corresponding prior year period. General and administrative expenses for the nine month period ended May 31, 2009, totaled $14,360, of which $3,757 was incurred in the most recent three month period. General and administrative expenses related primarily to the legal and accounting costs related to our prospectus offering and other related filing fees and clerical expenses. Basic and diluted losses per share for the period ended May 31, 2009 were $nil.

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

ITEM 4T.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, Mr. Malcolm Albery, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2009:

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

Changes in Internal Control Over Financial Reporting

As of May 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended May 31, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending May 31, 2009.

Use of Proceeds from First Registration Statement

There were no unregistered sales of equity securities during the three month period ending May 31, 2009.

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

Following is the use of proceeds for actual expenses incurred for our account from November 24, 2008 to May 31, 2009 in connection with the issuance and distribution of the securities.   Proceeds used were both from existing working capital $8,540 and from the funds raised under the offering of $12,665:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	4,843
Costs of the offering	0	15,000
Office and Administration	0	1,362
Total	0	21,205

Following is a table detailing the use of net offering proceeds of $64,835  after deduction of funds paid in connection with the costs of the offering.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Acquisition undeveloped, unproved property	0	5,000
Legal and Accounting	0	1,432
Consulting	0	0
Office Furniture, Equipment and Supplies	0	0
Administration Expenses	0	1,710
TOTAL	0	8,142

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

The Company has finalized its submission to the market maker who is applying on our behalf for quotation of securities on the Over the Counter Bulletin Board.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCO Hydrocarbon Ltd.

Date: July 13, 2009	/s/ Malcolm Albery
Name: Malcolm Albery
Title: President, Principal Executive Officer, Principal Financial Officer