Form 10-Q/A
period 2009-07-24
BCO HYDROCARBON LTD
filed 2009-07-24
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

(1) Yes [ X] No [ ]

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

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the nine month period  ended May 31, 2009, filed with the Securities and Exchange Commission (SEC) on July 13, 2009 (the “Original Filing”).

This Amendment revises the disclosures on Page two (2) of our cover page in regard to shell status of the Company.   The change to the Original Filing was due to a request by the Financial Industry Regulatory Authority (FINRA) in response to an application for quotation on the Over the Counter Bulletin Board (OTCBB).  FINRA has advised that based on their interpretation of the SEC Release No. 33-8587 and a review of our financial statements and disclosures in our filings that it appears that the Company should amend its filings to indicate the Company is a shell company.    Our Principal Executive Officer and Principal Financial Officer, after reviewing the SEC Release No. 33-8587 and the FINRA comments has concluded that the Company's disclosure should be amended to reflect that the Company is a shell company pursuant to the SEC Release No. 33-8587.

We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Principal Financial Officer required by the filing of the Amendment. As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

There have been no changes from the original Form 10-Q other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.                      EXHIBITS

Number	Description
31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCO Hydrocarbon Ltd.

Date: July 24, 2009	/s/Malcolm Albery
Name: Malcolm Albery
Title: President, Principal Executive Officer, Principal Financial Officer

3