Form 10-K
period 2009-08-31
BCO HYDROCARBON LTD
filed 2009-10-07
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-53598

BCO Hydrocarbon Ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-3261559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8520 NE 25th Street, Clyde Hill, WA	98004-1645
(Address of principal executive offices)	(Zip Code)

Registrant’s  telephone number, including area code    (888) 221-7181

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to  Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [ ] No [ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(1) Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [ ] No [X ]

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

Yes [ X ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2009 the aggregate market value of voting common stock held by non-affiliates of the registrant is $77,500.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 30, 2009, the Issuer had a total of 42,750,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

BCO HYDROCARBON LTD.

TABLE OF CONTENTS

	Item in Form 10-K	Page No.

PART I
Item 1	Business	4
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	6
Item 2	Properties	6
Item 3	Legal Proceedings	8
Item 4	Submission of Matters to a Vote of the Security Holders	8
		10
PART II		10
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	15
Item 8	Financial Statements and Supplementary Data	15
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A (T)	Controls and Procedures	16
Item 9B	Other Information	18

PART III
Item 10	Directors, Executive Officers and Corporate Governance	18
Item 11	Executive Compensation	19
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13	Certain Relationships and Related Transactions, and Director Independence	22
Item 14	Principal Accountant Fees and Services	23

PART IV
Item 15	Exhibits, Financial Statement Schedules	24

SIGNATURES		25

i

PART I

ITEM 1.                         BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Forward-Looking Statements” under Item 7 of this Annual Report and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

Business Development:

BCO Hydrocarbon Ltd. (“the Company”), was incorporated on August 19, 2008, in the State of Nevada, for the purpose of acquiring, exploring, and if warranted and feasible, developing natural resource assets.  The Company began its business operations by executing a Farm-in Agreement providing the Company with the right to a 50.0% working interest in two Petroleum and Natural Gas Crown leases in Alberta, Canada.

Current Operations:

The Company currently operates in the oil and gas industry and maintains a right to operate and a right to explore on two Crown Petroleum and Natural Gas Leases in the Province of Alberta.  The leases are 640 gross acres or 320 net acres.  Currently, Unitech who we anticipate will be appointed the operator has advised that the commodity price of gas is too low to consider undertaking any exploration activities.  Based on that advice, the Company has determined not to undertake any exploration activities on the leases until such time as the price of gas improves.    We will be required under the terms of our farm-in agreement to expend a total of $25,000 prior to January 10, 2010, therefore if the price of gas does not improve, we may determine not to maintain an interest in the leases. The Company has determined that it will seek other acquisition activities, primarily in the oil and gas sector, however, the Company may also review other acquisitions as they are presented.  Management of the Company intends to actively seek other acquisitions that will bring value to the shareholders during fiscal 2010.

Principal Products or Services and Their Markets:

Our principal products are intended to be petroleum and natural gas and any related saleable by-products.  Our initial market will be the Province of Alberta.  We currently do not have any oil and gas production or products.

Distribution Methods of the Products or Services:

 Once we have oil and gas production, we will rely on the operator of our oil and gas wells to distribute any oil and gas and saleable by-products.

Competitive Business Conditions and Our Competitive Position In The Industry and Methods of Competition:

Currently our competition comes from other oil and gas companies that are acquiring oil and gas assets that we would contemplate acquiring due to its investment potential and capital expenditure.  The sources and availability of acquiring assets is contingent on our ability to finance opportunities as they become available.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant financing ability and significant asset backed financing.

Dependence On One Or A Few Major Customers:

We presently do not have any production and therefore no customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration:

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

At present, we do not hold any intellectual property nor do we anticipate that we will have any need for any intellectual property.

Need For Any Government Approval of Principal Products or Services:

We do not currently have any production, however, our operator is required to have government approvals for all drilling and production activities undertaken in the Province of Alberta and thus, we will be required to ensure that all approvals are granted and complied with.

Effects of Existing or Probable Government Regulations on our Business:

In Canada, producers of oil negotiate sales contracts directly with oil purchasers, with the result that the market determines the price of oil.  The price depends in part on oil quality, prices of competing fuels, distance to market, the value of refined products and the supply/demand balance.  Oil exports may be made pursuant to export contracts with terms not exceeding 1 year in the case of light crude, and not exceeding 2 years in the case of heavy crude, provided that an order approving any such export has been obtained from the National Energy Board of Canada (“NEB”).  Any oil export to be made pursuant to a contract of longer duration (to a maximum of twenty-five (25) years) requires an exporter to obtain an export license from the NEB and the issuance of such a license requires the approval of the Governor in Council.

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers.  Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada.  Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada.  Natural gas exports for a term of less than two years or for a term of 2 to 20 years (in quantities no greater than 30,000 m3/day) must be made pursuant to an NEB order.  Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or of a larger quantity requires an exporter to obtain an export license from the NEB and the issuance of such a license requires the approval of the Governor in Council.

The Government of Alberta also regulates the volume of natural gas which may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

The Government of Alberta regulates the royalty percent from Crown mineral leases for petroleum, natural gas and hydrocarbon by-products.

Research and Development Activities and Costs:

We have not incurred any research and development costs to date and we have no plans to undertake any research and development activities.

Costs and Effects of Compliance With Environmental Laws:

Our oil and gas earned working interest rights will be subject to numerous federal, provincial and municipal laws and regulations relating to environmental protection from the time oil and gas projects commence until lease sites are abandoned, restored and reclaimed.  These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the abandonment, reclamation and restoration of wells and facility sites and the remediation of contaminated sites.  In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets.  Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.  Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position and results of operations.

We take the issue of environmental stewardship very seriously and will work diligently with our operators to insure compliance with applicable environmental and safety rules and regulations.  However, because environmental laws and regulations are becoming increasingly more stringent, there can be no assurances that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on our operations or financial condition.

Employees:

We presently have no employees.  We hire consultants as required and rely on present management, being the directors and officers, to direct our business.  As we grow through acquisitions we will require employees with expertise in our business acquired who will manage our operations and we may require accounting and administrative staff to manage revenues and expenditures, outside of the consultants we currently engage to undertake this work.  We intend to hire these employees as we raise capital and complete acquisitions requiring these employees.  Should we find an oil and gas property or properties of merit which would require an operator, we would need to hire additional staff for operations.

ITEM 1A.                       RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.                       UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.                          PROPERTIES

DISCLOSURE OF OIL AND GAS OPERATIONS

Principal Exploration Project – The Lease of the Paddle River prospect

Land in Alberta, Canada, is comprised of both public or government held mineral land title rights (called Crown lands) and privately held mineral land title rights (called freehold lands or fee-simple lands).  Approximately 80% of all land in Alberta is held by the government (Crown).  The surface right ownership of land is primarily held by private individuals.  Freehold or fee-simple held mineral rights may include one owner for both surface rights and mineral oil and gas rights, or may be severed so that the mineral rights title to the surface rights is held by one owner and the title to the oil and gas mineral rights is held by a separate owner.  The process to acquire either the freehold or fee-simple mineral rights or the surface rights is a process of directly negotiating with the private land title owner.  Crown mineral rights are all held and administered by the Government of Alberta.  The right to acquire and exploit Crown mineral rights, the annual rental payments for the mineral rights and the royalty collection and administration for the lands, is under the jurisdiction of Alberta Energy, a government energy department.  The operation management and exploitation management for the mineral rights and reservoirs, is under the jurisdiction of the Energy Resources Conservation Board, another government energy department.  The Crown oil and gas mineral rights are typically acquired by the process of public auction, most often held every two weeks, which grants the right to explore and exploit oil and gas to the individual or corporate bidder.  Surface rights that are negotiated contain provisions relating to such terms as access and damage compensation, and are typically secured prior to commencement of exploration activities.

We currently own, as our sole asset, a 50% working interest in two Crown Petroleum and Natural Gas Leases in the  Paddle River Area, located in central Alberta, Canada, under Petroleum and Natural Gas Lease Agreements, Numbers 0050505090500 and 0050506060517 (together, the “Lease”) which Lease comprises approximately 640 gross acres or 320 net acres of land with specified petroleum and natural gas exploitation rights. The Lease is registered with the Government of Alberta, under the name of our working interest partner other 50% working interest partner, Unitech Energy Resources Inc. (“Unitech” or the “Farmor”).  We have paid Unitech the amount of $10,000 for our 50% working interest in the Lease.   Unitech is not affiliated with our Company. Unitech acquired the rights under Lease number 0050505090500 at an Alberta Government auction in 2005 for the sum of $94,703 (Cdn $), and  acquired the rights under Lease number 0050506060517 for the sum of $18,671 (Cdn $).  Lease number 0050505090500 will expire on September 22, 2010 and Lease number 0050506060517 will expire on June 15, 2011.  Pursuant to the rules and regulations of Alberta Energy, the Lease must be drilled prior to the Lease expiry.  Per the terms with Unitech, the Company must expend $25,000 on the Lease prior to January 1, 2010 or we will lose all rights to the Lease.

On November 4, 2006 Unitech abandoned a Belly River formation well, drilled by Unitech, on the Lease.  The formation was water bearing and non-productive.  This well was drilled adjacent to another well, that was drilled on the Lease over 20 years prior, that had a well log anomaly similar to a well approximately six miles away and which had tested natural gas capability, without water. The Unitech well was cased to 2,477 feet, prior to abandonment. The plan was to re-enter the wellbore and run a wireline tool which electronically records the formation characteristics, such as permeability, porosity and resistivity, which denotes potential water, to enable us to coordinate the target depth of a new Belly River well on the Lease.  Wireline services are the electronic logging devises used to assist in determining the geological characteristics of the zones and formations that were penetrated when a well was drilled.  The plan was to utilize the wireline logging data for geological mapping.  No commercially viable reserves may exist on our Lease. Our plan of operations is to carry out exploration work on this Lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities.  We can provide no assurance to investors that our Lease contains a commercially viable hydrocarbon reserve until appropriate exploratory drilling is done and an evaluation based on that drilling concludes certain results.   We are not in possession of sufficient data to provide reliable estimates on the quantity, if any, of the potential hydrocarbon reserves which may exist on the Lease.  At this time, we have no known reserves on our Lease.

Geological Report

A Unitech contracted geologist generated geological mappings of the Lease.  We have access to the mapping and the work papers for the mapping. There is however, no formal Geological Report.

We have limited finances and require additional funding in order to accomplish our exploration objectives. There is no assurance that we will have revenues in the future or that we will be able to secure other funding necessary for our future growth and expansion.  There is also no assurance that our oil and gas exploration activities will produce commercially viable reserves.  Our efforts to extract oil and gas may be unprofitable.

To date we have expended no funds on further exploration activities, and we have expended $10,000 in furtherance of the acquisition of our Lease.

Reserves Reported to Other Agencies

We have not undertaken any exploration activity on our leases and therefore there have been no reserves reported to other agencies since our acquisition of the leases.

Production

We have had no production data since our acquisition of the leases.

Undeveloped Acreage

Paddle River Lease Section 30, Township 58, Range 8, W5

The Paddle River area is located approximately 100 miles northwest of Edmonton, Alberta, Canada.  The Canada Petroleum and Natural Gas Lease Numbers 0050505090500 and 0050506060517, comprises approximately 640 gross acres of land with petroleum and natural gas exploitation rights from the surface to the base of the Belly River formation, which base is approximately 2200 feet below the surface of the Lease. Unless hydrocarbon is produced from the Lease prior to September 22, 2010 (0050505090500) and June 15, 2011 (0050506060517), the Lease may expire, in which case we would have no further claim on the Lease.

The Lease is accessible by all weather roads and pipelines exist within 1 mile of the Lease.

The Farmor purchased the Lease at an Alberta Government auction in September 21, 2005 for the sum of Cdn$94,703. (0050505090500) and Cdn $18,671 (0050506060517) (Total $113,374).   The Lease will expire on September 22, 2010 (0050505090500) and June 15, 2011 (0050506060517) unless continued pursuant to the rules and regulations of the Government of Alberta.

We plan to do additional work in an attempt to determine the water-hydrocarbon contact point so that we can make a more informed determination of the exploration process going forward. No commercially viable reserves may exist on our Lease.

Drilling Activity

We have not undertaken any drilling activity on our existing lease and we do not intend to do so until such time as we have completed an evaluation of the anomalies to determine if drilling is merited.

Present Activity

We have the option to continue with additional work on the leases.  Currently, we are undertaking no activity on the leases due to low commodity prices for gas.

Delivery Commitments

We do not have any delivery commitments or any short or long-term contractual obligations.  The annual Crown lease payment is currently paid by the Farmor.

ITEM 3.                          LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this annual report on Form 10-K.

ITEM 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of its fiscal year ending August 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's common stock is quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the symbol “BCOZ”.  The company received approval for quotation on August 12, 2009.  There were no bids or offers and there was no trading on the Company’s stock for the fiscal year ending August 31, 2009.

Year 2009	High	Low

Fourth Quarter ended August 31	None	None

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of August 31, 2009, there were 38 record holders of the Company’s common stock.

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Performance Graph

The Company is a smaller reporting company and is not required to provide this information.

Recent sales of unregistered securities; use of proceeds from registered securities

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds from First Registration Statement

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

Following is the use of proceeds for actual expenses incurred for our account from November 24, 2008 to August 31, 2009 in connection with the issuance and distribution of the securities.   Proceeds used were both from existing working capital $8,540 and from the funds raised under the offering of $12,665:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	4,843
Costs of the offering	0	15,000
Office and Administration	0	1,362
Total	0	21,205

Following is a table detailing the use of net offering proceeds of $64,835  after deduction of funds paid in connection with the costs of the offering.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Acquisition undeveloped, unproved property	0	5,000
Legal and Accounting	0	14,790
Consulting	0	1,881
Office Furniture, Equipment and Supplies	0	0
Administration Expenses	0	3,789
TOTAL	0	25,460

The proceeds from our offering are to be used to fund our operations as described in the S-1 offering document incorporated for reference herein.

ITEM 6.            SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Liquidity

The Company anticipates it may require approximately $75,000 over the next twelve months to maintain current operations and to undertake the exploration on its current leases should the price of gas improve. The Company will require additional funds should an evaluation of the current leases indicate that further exploration on the leases is feasible, which may include the drilling of an exploratory well.    The amount and timing of additional funds required cannot be definitively stated as at the date of this report and will be dependent on a variety of factors.  As of the filing of this report, the Company has been successful in raising funds required to meet our operations.  Funds have been raised through equity financing to date.  The Company does not anticipate that it will have any revenues generated from its operations for the next 12 months and therefore has insufficient capital to undertake current operations over the next twelve months and therefore expects to raise additional capital either by way of loans or equity.   The Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

Additionally the Company intends to pursue other acquisition opportunities which may result in additional financing requirements in order to successfully conclude a transaction.  At the date of this report, the Company cannot definitively state the amount of capital which may be required or the type of transaction which may be undertaken.

Capital Resources

Pursuant to a farm-in agreement with Unitech on our oil and gas leases, we are required to expend a total of $25,000 on the leases on or before January 1, 2010 to maintain an interest in the leases.

Results of Operations

Comparison of 2009 and 2008

For the year ended August 31, 2009, the Company incurred operating losses of $25,556 compared to year ended August 31, 2008 with an operating loss of $4,250.  For the fiscal year 2008, the Company incurred an organizational expense of $1,250.  No such expense was incurred in fiscal year 2009.  For fiscal year 2008, professional expenses incurred were $3,000, compared with fiscal year 2009 of $19,235.  For fiscal year 2008, no general and administration expenses were incurred, compared with fiscal year 2009 of $6,321.  The material difference between fiscal year 2008 losses and fiscal year 2009 losses was the increase of professional fees of $16,235 over fiscal year 2008, and the cost of general and administration in fiscal year 2009 of $6,321, due to the preparation and filing of our registration statement and required regulatory filings with the Securities and Exchange Commission, which increased our professional costs and general and administrative costs.

The Company’s total assets for year ending August 31, 2009 were $49,375, which includes cash of $ 39,375 and undeveloped oil and gas property of $10,000.  The Company’s total assets for year ending August 31, 2008 were cash of $1 and undeveloped oil and gas property of $10,000.  The increase in the Company’s total assets from 2008 to 2009 relates mainly to the funds raised of $77,500 from the proceeds from the sale of Company stock.  The Company’s liabilities as of year ending August 31, 2009 were $5,385, compared with year ending August 31, 2008 of $14,250.  The decrease in liabilities at year end 2009 was due to the Company having sufficient funds available from its sale of shares to pay down accounts payable and fulfill the Company’s farm-in financial obligation of $5,000.
Net losses for the two completed fiscal years were $25,556 (2009) and $4,250 (2008).  Losses relate to increased costs for professional fees and general and administrative charges related to the filing of our prospectus offering and the requirement to file documents with the Securities and Exchange Commission.

Summary of Working Capital and Stockholders' Equity

As of August 31, 2009, the Company had working capital of $33,990 and a Stockholders' Equity of $43,990 compared with a negative working capital $(14,249) as of August 31, 2008.  The Company’s increase in working capital from fiscal year 2008 to 2009, was the result of the issuance of Company stock whereby $77,500 was raised by way of our prospectus offering.

Sources of Working Capital

During 2009 the Company's source of working capital has come from sales of our common stock.  The Company will need to raise additional working capital to continue operations.   It expects to raise such funds by way of further equity placements or by way of loans.  We cannot predict at this time whether we will be successful in raising any funds.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Payments Due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	25,000	25,000	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	25,000	25,000	-0-	-0-	-0-

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

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
c. Costs incurred to acquire properties and drill development-type stratigraphic test wells, successful exploratory well, and successful exploratory-type stratigraphic wells are capitalized.
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

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

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

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue, depreciation, amortization, bad debt reserves, income taxes and certain other contingencies.

We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

Inventory

Inventory is valued at lower of cost or market on a first-in, first-out basis.

Stock Compensation Assumptions

The Company has adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments" using the modified retrospective transition method. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods. The Company will estimate the fair value of each award as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company's stock price. In March 2005 the SEC issued SAB No. 107, Share-Based Payment ("SAB 107") which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The Company will apply the provisions of SAB 107 in its adoption of SFAS 123R.

Recent Accounting Pronouncements

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

In June of 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company adopted  the requirements of Statement No. 165 beginning with its August 31, 2009 annual financial statements.

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

BCO HYDROCARBON LTD.

FINANCIAL STATEMENTS
(Audited)
FOR THE PERIOD FROM INCEPTION (AUGUST 19, 2008) TO
FISCAL YEAR END AUGUST 31, 2009

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
BCO Hydrocarbon Ltd.

We have audited the accompanying  balance sheets of BCO Hydrocarbon Ltd. as of August 31, 2009 and 2008, and the related  statements of operations,  changes in stockholders’ equity (deficit), and cash flows for the year ended August 31, 2009, for  the  period of inception on August 19, 2008 to August 31, 2008, and for the period of inception on August 19, 2008 to August 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of BCO Hydrocarbon Ltd. as of  August 31, 2009 and 2008, and the results of its operations,  and its cash flows for the year ended August 31, 2009, for the period of inception on August 19, 2008 to August 31, 2008, and for the  period of inception on August 19, 2008 to August 31, 2009,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the  financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
October 5, 2009

BCO Hydrocarbon Ltd. (An exploration stage enterprise) Balance Sheets

	August 31,
	2009	2008
Assets
Current assets
Cash	$39,375	$1
Total current assets	39,375	1

Oil and gas properties:
Undeveloped, unproven properties	10,000	10,000
Total other assets	10,000	10,000
Total assets	$49,375	$10,001

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$5,385	$9,250
Farm-in agreement obligation	-	5,000
Total current liabilities	5,385	14,250

Stockholders’ Equity (Deficit)
Common stock - $0.0001 par value, 200,000,000 shares authorized, 42,750,000 and 100 shares issued and outstanding at August 31, 2009 and August 31, 2008, respectively	4,275	0
Additional paid-in capital	69,521	1
Accumulated income (loss) during the exploration stage	(29,806)	(4,250)
Total Stockholders' Equity (Deficit)	43,990	(4,249)
Total Liabilities and Stockholders' Equity (Deficit)	$49,375	$10,001

The accompanying notes are an integral part of these audited financial statements

BCO Hydrocarbon Ltd. (An exploration stage enterprise) Statements of Operations

			Inception August 19, 2008 Through August 31, 2009

	Fiscal Year Ended August 31,
	2009	2008

Revenues	$-	$-	$-

Expenses:
Organizational expenses		1,250	1,250
Professional expenses	19,235	3,000	22,235
General and administrative	6,321	-	6,321
Total operating expenses	25,556	4,250	29,806
(Loss) from operations	(25,556)	(4,250)	(29,806)

Other income (expense):	-	-	-
(Loss) before taxes	(25,556)	(4,250)	(29,806)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(25,556)	$(4,250)	$(29,806)

Basic earnings (loss) per common share	$(0.00)	$(43)

Weighted average number of shares outstanding	39,151,508	100

The accompanying notes are an integral part of these audited financial statements

BCO Hydrocarbon Ltd. (An exploration stage enterprise) Statement of Changes in Stockholders' Equity (Deficit)

			Additional Paid in Capital		Total Stockholders’ Equity (Deficit)
	Common Stock			Accumulated Deficit
	Shares	Amount

Inception, August 19, 2008	-	$-	$-	$-	$-
Shares issued for cash	100	0	1		1
Exploration stage net (loss)				(4,250)	(4,250)
Balances, August 31, 2008	100	0	1	(4,250)	(4,249)
Shares issued for cash	42,749,900	4,275	69,520		73,795
Exploration stage net (loss)				(25,556)	(25,556)
Balances, August 31, 2009	42,750,000	$4,275	$69,521	$(29,806)	$43,990

The accompanying notes are an integral part of these audited financial statements

BCO Hydrocarbon Ltd. (An exploration stage enterprise) Statements of Cash Flows
			Inception, August 19, 2008 Through August 31, 2009

	Fiscal Year Ended August 31,
	2009	2008
Cash flows from operating activities:
Net (loss)	$(25,556)	$(4,250)	$(29,806)
Adjustments to reconcile net (loss) to net cash provided (used) by exploration stage activities:
Changes in current assets and liabilities:
Accounts payable and accrued expenses	1,135	4,250	5,385
Net cash flows used by operating activities	(24,421)	-	(24,421)

Cash From Investing Activities:
Acquisition of undeveloped, unproven property	(10,000)		(10,000)
Net cash flows used in investing activities	(10,000)	-	(10,000)

Cash flows from financing activities:
Proceeds from sale of common stock	73,795	1	73,796
Net cash flows from financing activities	73,795	1	73,796

Net increase in cash and cash equivalents	39,374	1	39,375
Cash and equivalents, beginning of period	1	-	-
Cash and equivalents, end of period	$39,375	$1	$39,375

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these audited financial statements

BCO Hydrocarbon Ltd.
(An exploration stage enterprise)
Notes to the Financial Statements
August 31, 2009 and 2008

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

August 31 is our fiscal year end for financial reporting purposes.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently hold the right to acquire a 50% working interest in an oil and gas lease in Alberta, Canada, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We filed a Form S-1 Registration which was declared effective by the U.S. Securities and Exchange Commission on November 12, 2008. We completed our offering on February 10, 2009 raising a total of $77,500 under our prospectus registration and we are currently quoted on  the OTC Bulletin Board under the symbol “BCOZ”. In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

At August 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $29,806 since inception, has positive working capital of $33,990 and expects to incur further losses in the development of its business.

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

BCO Hydrocarbon Ltd.
(An exploration stage enterprise)
Notes to the Financial Statements – (Continued)
August 31, 2009 and 2008

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

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

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

BCO Hydrocarbon Ltd.
(An exploration stage enterprise)
Notes to the Financial Statements – (Continued)
August 31, 2009 and 2008

Note 2 – Going concern:

At August 31, 2009, we were not currently engaged in an operating business with revenues and expect to incur exploration stage operating losses until revenues commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until revenues can be commenced.  We do not currently have sufficient capital to implement our business plan. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 –Offering expense:

The Company filed a Form S-1 Registration Statement to offer to the public up to 7,750,000 common shares at one cent ($0.01) per share.  The S-1 became effective on November 12, 2008 and we raised a total of $77,500 under the offering. The $15,000 financial costs related to such Registration Statement were charged to capital on February 10, 2009 since such offering was successful, along with additional costs of $6,205, for total offeringcosts of $21,205.

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

To earn our working interest, we must pay Unitech $10,000 comprised of a $5,000 initial payment upon the signing of the Agreement, which amount was paid in September 2008.  The balance of $5,000 is due within 30 days of the closing of BCO financing pursuant to a registration statement filed on Form S-1 and was paid on February 17, 2009. In addition, we must expend a minimum of $25,000 on exploration expenses on or before January 1, 2010.

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

BCO Hydrocarbon Ltd.
(An exploration stage enterprise)
Notes to the Financial Statements – (Continued)
August 31, 2009 and 2008

Note 4 – Oil and gas properties (Continued):

Unitech has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive. We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward.

We have not yet retained a geologist or a firm of geologists to undertake this exploration program.  We plan to interview and retain a qualified consulting geologist or engineer at such time as we determine it is opportune to commence exploration on our lease.

Note 5 - Federal income tax:

We follow applicable FASB Statements regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

Inception, August 19, 2008 Through August 31, 2009
Refundable Federal income tax attributable to:
Current operations	$8,689
Nondeductible expenses	-
Change in deferred tax valuation allowance	(8,689)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, August 19, 2008 Through August 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$10,134
Less, Valuation allowance	(10,134)
Net deferred tax asset	$-

BCO Hydrocarbon Ltd.
(An exploration stage enterprise)
Notes to the Financial Statements – (Continued)
August 31, 2009 and 2008

Note 5 - Federal income tax (Continued):

At August 31, 2009, we had an unused net operating loss carryover approximating $10,134 that is available to offset future taxable income which expires beginning in 2028.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on August 19, 2008. As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at August 31, 2009 and August 31, 2008  for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at August 31, 2009 or  August 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration  stage activities.

Note 6 – Issuance of shares:

As of August 31, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

08/19/08	Shares sold for cash	100	$0.01	$1
09/18/08	Shares sold for cash	34,999,900	0.0005	17,500
11/24/08	Shares sold for cash	1,600,000	0.01	16,000
2/10/09	Shares sold for cash	6,150,000	0.01	61,500
		42,750,000		95,001
	Less Offering Costs			(21,205)
	Net Equity Proceeds			$73,796

Note 7 - New accounting pronouncements:

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

BCO Hydrocarbon Ltd.
(An exploration stage enterprise)
Notes to the Financial Statements – (Continued)
August 31, 2009 and 2008

Note 7 - New accounting pronouncements (Continued):

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

In June of 2009,  the FASB issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

BCO Hydrocarbon Ltd.
(An exploration stage enterprise)
Notes to the Financial Statements – (Continued)
August 31, 2009 and 2008

Note 7 - New accounting pronouncements (Continued):

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company adopted  the requirements of Statement No. 165 beginning with its August 31, 2009 annual financial statements.

Note 8 – Related Party Transactions

On September 5, 2008, Malcolm Albery, our President, sold all of his 100 shares to Daniel Brooks, our Secretary, for the sum of $1 in cash.

On September 18, 2008, Daniel Brooks, our Secretary, subscribed for 34,999,900 shares of our common stock in return for $17,500.  This subscription was accepted on September 19, 2008, with cash being received at that time.

Note 9 – Subsequent Events

On September 24, 2009, Daniel Brooks sold of a total of 16,250,000 shares, of which a total of 12,250,000 shares were purchased by Malcolm Albery, a director and officer of the Company.

The Company has evaluated subsequent events from the balance sheet date through October 5, 2009 and determined that there are no other items that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, Mr. Malcolm Albery, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, because of the material weaknesses in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting”,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2009:

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

Changes in Internal Control Over Financial Reporting

As of August  31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual  Report on Form 10-K for the period ended August 31, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                       OTHER INFORMATION

On September 24, 2009, Daniel Brooks sold a total of 16,250,000 shares, of which a total of 12,250,000 shares were purchased by Malcolm Albery, a director and officer of the Company.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Malcolm Albery	58	President, CEO, CFO and Director
Daniel Brooks	49	Secretary

The Company’s directors are elected by the holders of the Company’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified.  The annual meeting of stockholders is specified in the Company’s bylaws to be at such time and place as set by the Board of Directors.   The Company has not yet held its annual meeting and expects to hold such meeting within 60 days of the filing of this annual report.  The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Malcolm Albery – President, CEO, CFO and Director

Mr. Albery has a B.Sc. in Geology from the University of Calgary in Calgary, Alberta, Canada. For the past 5 years he has been the President of Zirco Inc., a company involved in the distribution of oilfield supplies.

Mr. Albery is not a director or officer of any other reporting issuer.

Daniel P. Brooks – Secretary

Mr. Brooks was educated at the American College in Paris, France (presently American University in Paris) where he received a BA International Economics degree in June, 1982. Currently, Mr. Brooks is self-employed as a consultant.  From December, 2006 to September, 2008, Mr. Brooks was the President and CEO of Haywood Securities (UK) Ltd. From October, 2004 to November, 2006, he was CEO, European operations of Westewind Partners (UK) Ltd. (now Tom Weisel & Partners (UK) Ltd.). From January, 2000 to October, 2004, he was Senior Vice President, Equity Sales, of Canaccord Europe Ltd. (presently Canaccord Adams Inc.)

Mr. Brooks is not a director or officer of any other reporting issuer.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(A) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, there were no persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Malcolm Albery	President, CEO, CFO and Director	N/A	N/A	N/A
Daniel Brooks	Secretary	N/A	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it concludes a merger or acquisition and commences business operations.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.  The Company does not currently have a nominating committee.

Audit Committee

The Board of Directors presently does not have an audit committee. Since there is only one independent member of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.                        EXECUTIVE COMPENSATION

General

The Company does not currently have a compensation committee and has determined not to pay any compensation  to its executive officers until such time as the Company has a viable operating business.  This determination was made by the entire Board of Directors during the fiscal year 2008 and was not reviewed in fiscal year 2009.

Compensation Discussion and Analysis

Currently the Company has no compensation plans and does not pay any compensation to its directors and officers.

Summary Compensation Table

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended August 31	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Malcolm Albery, Chief Executive Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-		-0-

Malcolm Albery, Chief Executive Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-		-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company does not currently have any stock option or stock award plans, therefore no stock options or stock awards were granted during fiscal 2008 or 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Malcolm Albery, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of September 30, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Daniel Brooks, 8520 NE 25th Street, Clyde Hill, WA 98004-1645	18,750,000 common shares	43.86%
Common	Malcolm Albery, 920 Crescent Boulevard SW Calgary, Alberta T2S 1L5	12,250,000 common shares	28.65%
Common		31,000,000 common shares	72.51%
(1) Beneficial ownership is determined in accordance with Securities and Exchange Commission rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 30, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 42,750,000 shares of common stock outstanding as of September 30, 2009.

Security Ownership of Management

The following table sets forth information, as of September 30, 2009, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)

Common	Daniel Brooks, 8520 NE 25th Street, Clyde Hill, WA 98004-1645	18,750,000 common shares	43.86%
Common	Malcolm Albery, 920 Crescent Boulevard SW Calgary, Alberta T2S 1L5	12,250,000 common shares	28.65%

Common	All Officers and Directors as a group	31,000,000 common shares	72.51%
(1)      Beneficial ownership is determined in accordance with Securities and Exchange Commission rules and includes voting or investment power with respect to securities.   All shares of common stock subject to options or warrants exercisable within 60 days of September 30, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 42,750,000 shares of common stock outstanding as of September 30, 2009.

Changes In Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Our President, Malcolm Albery, on August 19, 2008, purchased 100 shares of common stock in a private offering at $0.01 per share.  Mr. Albery subsequently sold the 100 shares to Daniel Brooks, our Secretary, on September 5, 2008.

Mr. Daniel Brooks, an officer, purchased 34,999,900 restricted shares of our common stock on September 18, 2008 in a private offering at a price of $0.0005 per share for a total of $17,500. The source of funds for the purchase of the common stock was by way of a loan agreement between Mr. Brooks and a director and officer of the Issuer, Mr. Malcolm Albery.   The shares are secured by a promissory note between Mr. Brooks and Mr. Albery.  Should Mr. Brooks default in payment of the promissory note, the shares would revert to Mr. Albery.

On February 10, 2009, the wife of Mr. Daniel Brooks, an officer of the Company, purchased a total of 500,000 shares of the Company under our offering on Form S-1 for $5,000.

On February 10, 2009, the mother-in-law of Mr. Malcolm Albery, an officer and director of the Company, purchased a total of 410,000 shares of the Company under our offering on Form S-1 for $4,100.

Review, Approval or Ratification of Transactions With Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related parties.

Promoters and Certain Control Persons

None

Parents

There are no parents of our Company.

Director Independence

As of the date of this annual report we have no independent directors.  The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.           the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.           the Director is the beneficial owner of less than five percent of the outstanding equity interests of an entity that does business with the Company;

3.           the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three fiscal years;

4.           the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three percent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.           the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

The Company has not yet finalized its website and therefore these independence standards are not yet posted on a Company website.  The Company will include its independence standards in its proxy statement at its next annual meeting should the Company prepare a proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended August 31, 2009 and August 31, 2008:

Services	$2009	$2008
Audit fees	4,500	4,000
Audit related fees	6,000	0
Tax fees	500	400
Total fees	11,000	4,400

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Schedules

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

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

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCO HYRDROCARBON LTD.

By:/s/ Malcolm Albery
Name: Malcolm Albery
Title: President, Principal Executive Officer, Principal Financial Officer and Accounting Officer
Date: October  7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Malcolm Albery
Name: Malcolm Albery
Title: President, Principal Executive Officer, Principal Financial Officer and Member of the Board of Directors
Date: October 7, 2009