Form 10-Q
period 2009-11-30
BCO HYDROCARBON LTD
filed 2009-12-22
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November  30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number:  000-53598

BCO Hydrocarbon Ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-3261559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8520 NE 25th Street, Clyde Hill, WA	98004-1645
(Address of principal executive offices)	(Zip Code)

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

42,750,000 common shares outstanding as of December 18, 2009

BCO HYDROCARBON LTD.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-7

BCO HYDROCARBON LTD. (An exploration stage enterprise) Balance Sheets (Unaudited)
ASSETS	November 30, 2009	August 31, 2009

Current Assets
Cash	$28,148	$39,375
Prepaid expense	-	-
Total Current Assets	28,148	39,375

Oil and gas properties:
Undeveloped, unproven properties (Note 3)	10,000	10,000
Total other assets	10,000	10,000
Total Assets	$38,148	$49,375

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$9,243	$5,385
Total Current Liabilities	9,243	5,385

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 200,000,000 shares authorized, 42,750,000 shares issued and outstanding on November 30, 2009 and August 31, 2009.	4,275	4,275
Additional paid-in capital	69,521	69,521
Deficit accumulated during the exploration stage	(44,891)	(29,806)
Total Stockholders' Equity (Deficit)	28,905	43,990
Total Liabilities and Stockholders' Equity (Deficit)	$38,148	$49,375

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
 Statements of Operations
For the three months ended November 30, 2009 and for the period from Inception (August 19, 2008) to November 30, 2009
(Unaudited)

	Three months ended November 30,			Inception August 19, 2008 Through November 30, 2009
	2009		2008
Revenues		$-	$-	$-

General and administrative expense:
Organizational expenses		-	-	1,250
Professional expenses		11,648	4,270	33,883
Other Administrative expenses		3,437	1,740	9,758
		15,085	6,010	44,891
(Loss) from operations		(15,085)	(6,010)	(44,891)

Provision for income taxes		-	-	-

Net (Loss)		$(15,085)	$(6,010)	$(44,891)

Net (Loss) per Common Share, basic and diluted	$	(-)	(-)

Weighted Average Number of Common Shares Used in Calculation		42,750,000	33,182,423

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Statements of Cash Flows
For the three months ended November 30, 2009 and for the period from Inception (August 19, 2008) to November 30, 2009
(Unaudited)

	Three months ended November 30,		Inception August 19, 2008 Through November 30, 2009
	2009	2008

Cash From Operating Activities:
Net (loss)	$(15,085)	$(6,010)	$(44,891)
Reconciling adjustments:
Changes in operating assets and liabilities
Deferred financing costs	-	(15,000)	-
Accounts payable and accrued expenses	3,858	6,013	9,243
Net Cash Flows Used In Operating Activities	(11,227)	(14,997)	(35,648)

Cash From Investing Activities:
Acquisition of undeveloped, unproven property	-	-	(10,000)
Net Cash Flows Used In Investing Activities	-	-	(10,000)

Cash From Financing Activities:
Proceeds from issuance of common stock, net of costs	-	33,500	73,796
Net Cash Flows Provided By Financing Activities	-	33,500	73,796

Net change in cash and cash equivalents	(11,227)	18,503	28,148
Cash at beginning of period	39,375	1	-
Cash at end of period	$28,148	$18,504	$28,148

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-		$-
Income taxes	$-		$-
The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2009
(Unaudited – Prepared by Management)

Note 1 - Organization and Summary of Significant Accounting Policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – BCO Hydrocarbon Ltd. (identified in these footnotes as “we” “our” or the “Company”) is a Nevada corporation incorporated on August 19, 2008. We currently hold oil and gas assets in Calgary, Alberta, Canada. We intend to operate in the U.S. and Canada.   We have also entered into a letter of intent to acquire oil and gas mineral rights in the U.S. and are currently negotiating a definitive acquisition agreement.

On November 8, 2009, the Company entered into a Letter of Intent ( the “LOI”) with Mr. Andrew Krieger, whereby the Company will acquire oil and gas lands, leases and royalties totaling 186 acres of property held by way of a leasehold with Chesapeake Appalachia LLC and 720 acres of property held by Mr. Krieger, both properties in the town of Livingston Manor, New York ( the “Property Interests”).   Under the terms of the LOI, Krieger will transfer to BCO the Property Interests in exchange for the transfer of eighty percent (80%) of the total issued and outstanding restricted shares of the Company.  The shares will be transferred to Krieger from the current controlling shareholders of the Company, Malcolm Albery and Daniel Brooks.  Under the terms of the LOI, the Company will enter into a definitive agreement on or before November 15, 2009 which will be subject to shareholder approval no later than December 15, 2009.  The Company and Mr. Krieger have verbally agreed to extend the LOI to give sufficient time to get shareholder approvals required.   We expect to finalize the definitive agreement on or before December 31, 2009.

August 31 is our fiscal year end.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently hold the right to acquire a 50% working interest in an oil and gas lease in Alberta, Canada.

We filed a Form S-1 Registration Statement which was declared effective by the U.S. Securities and Exchange Commission on November 12, 2008.  We completed our offering on February 10, 2009 raising a total of $77,500 under our prospectus registration.   We applied for and received approval for quotation on the OTC Bulletin Board and our trading symbol is BCOZ.

We are currently reviewing our present oil and gas assets and we are aggressively seeking additional oil and gas assets to increase our operations.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

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

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2009
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

Net income per share of common stock – We have adopted applicable FASC 260-10-20 Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going Concern

At November 30, 2009, we were not generating revenues and expect to incur exploration stage operating losses until revenues commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until revenues can be commenced, and hire consultants as required.  We do not currently have sufficient capital to implement our business plan. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2009 - continued
(Unaudited – Prepared by Management)

Note 3 – Oil and Gas Properties:

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

To earn our working interest, we must pay Unitech $10,000 comprised of a $5,000 initial payment upon the signing of the Agreement, which amount was paid in September 2008.  The balance of $5,000 was due within 30 days of the closing of BCO financing pursuant to a registration statement filed on Form S-1 and was paid on February 17, 2009. In addition, we must expend a minimum of $25,000 on exploration expenses on or before January 1, 2010.  We have not yet expended the funds required for exploration; however, we intend to negotiate an extension on the requirements for this expenditure.

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

In addition to our current oil and gas assets, we are currently negotiating the acquisition of certain oil and gas lands, leases and land rights in the U.S. as described in Note 1 above.

Note 4 – Issuance of Shares:

As of November 30, 2009, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

08/19/08	Shares sold for cash	100	$.01	$1
09/18/08	Shares sold for cash	34,999,900	0.0005	17,500
11/24/08	Shares sold for cash	1,600,000	0.01	16,000
02/10/09 05/31/09	Shares sold for cash Shares sold for cash	6,150,000 0	0.01	61,500 0
11/30/09	Cumulative Totals	42,750,000		95,001
	Less Offering Costs			(21,205)
	Net Equity Proceeds			$73,796

 BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the three months ended November 30, 2009 - continued
(Unaudited – prepared by Management)

Note 5 - New Accounting Pronouncements:

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.

These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 6 – Related Party Transactions

On September 5, 2008, Malcolm Albery, our President, sold all of his 100 shares to Daniel Brooks, our Secretary, for the sum of $1 in cash.

On September 18, 2008, Daniel Brooks, our Secretary, subscribed for 34,999,900 shares of our common stock in return for $17,500. This subscription was accepted on September 19, 2008, with cash being received at that time.

On September 24, 2009, Daniel Brooks sold a total of 16,250,000 shares which a total of 12,250,000 shares were purchased by Malcolm Albery, a Director and Officer of the Company.

Note 7 – Subsequent Events

The Company is currently undertaking a private placement by way of a units offering at $0.10 per unit, each unit consisting of one share of common stock and two share purchase warrants, being Class A and Class B warrants; Class A warrants to purchase an additional share of Class A common stock at US$0.20 per share within one (1) calendar year; Class B warrants to purchase an additional share of Class B common stock at $0.50 per share within two (2) calendar years.  Class B warrants are exercisable upon the holder having exercised the Class A warrants and will be cancelled at the end of the first calendar year should the Class A warrants expire unexercised.

The Company has evaluated subsequent events from the balance date through December 20, 2009, and determined that there are no other items that require disclosure.

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

General Overview

We were incorporated on August 19, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We have begun our business operations by acquiring a right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease (the “Farm-In Agreement”).  Our planned work program is to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities. We had budgeted a total of $40,000 from funds raised under our prospectus offering for oil and gas exploration, of which a total of $25,000 is required to fund exploration on our existing oil and gas leases. We currently have sufficient funds to be able to fund this exploration but would be left with little to no working capital for operations and regulatory filing requirements.  We had planned to use the funds raised to undertake work on the leases in an attempt to identify the water-hydrocarbon contact point so that we can make an informed determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  Should we determine not to undertake further work on the lease after the exploratory work and evaluation, we will seek other exploration and development prospects in the Province of Alberta, Canada and we may decide to seek exploration and development prospects outside of Canada.  At present we do not have sufficient funds to complete the exploration and maintain our current reporting status. The operator has advised they do not intend to undertake any exploration at this time due to the uncertainty in oil and gas prices. We are currently negotiating an extension with the operator.  We will need to raise additional capital in order to fund operations either by way of loans or equity.   The Company is currently undertaking an offering to raise up to $500,000.  It is unknown at this time whether we will be successful in raising any capital under this offering.

On November 8, 2009, the Company entered into a Letter of Intent ( the “LOI”) with Mr. Andrew Krieger, whereby the Company will acquire oil and gas lands, leases and royalties totaling 186 acres of property held by way of a leasehold with Chesapeake Appalachia LLC and 720 acres of property held by Mr. Krieger, both properties in the town of Livingston Manor, New York ( the “Property Interests”).   Under the terms of the LOI, Krieger will transfer to BCO the Property Interests in exchange for the transfer of eighty percent (80%) of the total issued and outstanding restricted shares of the Company.  The shares will be transferred to Krieger from the current controlling shareholders of the Company, Malcolm Albery and Daniel Brooks.  Under the terms of the LOI, the Company will enter into a definitive agreement on or before November 15, 2009 which will be subject to shareholder approval no later than December 15, 2009.  The Company and Mr. Krieger have verbally agreed to extend the LOI to give sufficient time to get shareholder approvals required.   We expect to finalize the definitive agreement on or before December 31, 2009.

We are an exploration stage company.  We currently have no revenue and no significant assets except that relating to the Farm-In Agreement as noted above.

Liquidity and Capital Resources

As of November 30, 2009, we have a total of $28,148 cash on hand.  This amount is the cash remaining from the $61,500 (net of offering expense) initial proceeds raised under our prospectus offering, completed in February 2009.

We do not have sufficient funds to meet our working capital requirements through this fiscal year.  We will require a minimum of $25,000 to be expended on our   existing leases to assist in determining their commercial viability.  However, based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations. As well, if we acquire the leases in the U.S. currently under negotiation, we will be required to raise capital for those properties and for operations.   The Company is currently undertaking a private placement by way of a units offering at $0.10 per unit, each unit consisting of one share of common stock and two share purchase warrants, being Class A and Class B warrants; Class A warrants to purchase an additional share of Class A common stock at US$0.200 per share within one (1) calendar year; Class B warrants to purchase an additional share of Class B common stock at $0.50 per share within two (2) calendar years.  Class B warrants are exercisable upon the holder having exercised the Class A warrants and will be cancelled at the end of the first calendar year should the Class A warrants expire unexercised.  There can be no assurance that we will be able to raise funds under this financing or any other financing on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of our business.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009.

Our operating results for the three months ended November 30, 2009 compared to the three month ended November 30, 2008 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration results from our Farm-in Agreement or other oil and gas operations that we may undertake.

Expense

Our net loss for the three months ended November 30, 2009 was $15,085, as compared to a net loss totaling $6,010 in the prior three month period ended November 30, 2008.  The increase in loss of $9,075 for the three months ending November 30, 2009 is due to increases in expenses of $7,400 for professional fees due to increased legal fees for our review of potential acquisitions and $1,675 for office and administration.

Basic and diluted losses per share for the period ended November 30, 2009 were $nil (2008 - $nil).

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

ITEM 4T.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, Mr. Daniel Brooks and the Chief Financial Officer, Mr. Malcolm Albery, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of November 30, 2009:

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

Changes in Internal Control Over Financial Reporting

As of November 30, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended November 30, 2009, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending November 30, 2009.

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

Following is the use of proceeds for actual expenses incurred for our account in connection with the issuance and distribution of the securities.   Proceeds used were both from existing working capital $8,540 and from the funds raised under the offering of $12,665:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and Accounting	0	4,843
Costs of the offering	0	15,000
Office and Administration	0	1,362
Total	0	21,205

Following is a table detailing the use of net offering proceeds of $64,835 expended to date after deduction of funds paid in connection with the costs of the offering.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Acquisition undeveloped, unproved property	0	5,000
Legal and Accounting	0	23,913
Consulting	0	3,171
Office Furniture, Equipment and Supplies	0	0
Administration Expenses	0	4,603
TOTAL	0	36,687

We still have sufficient proceeds on hand to fund our operations as described in the S-1 offering document incorporated for reference herein.  However, if we do not raise additional capital we may be forced to use the proceeds reserved for exploration to maintain our reporting status.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.             EXHIBITS

Regulation S-K No.	Exhibit	Reference
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
10.1	Farm-In Agreement dated August 29, 2008 between Unitech Energy Resources Inc. and BCO Hydrocarbon Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
10.2	Letter of Intent between the Company and Andrew Krieger dated November 8, 2009	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on November 13, 2009.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCO Hydrocarbon Ltd.

Date: December 22, 2009	/s/Daniel Brooks
Name: Daniel Brooks
Title: Principal Executive Officer

Date: December 22, 2009	/s/Malcolm Albery
Name: Malcolm Albery
Title: Principal Financial Officer