Form 10-Q
period 2010-02-28
BCO HYDROCARBON LTD
filed 2010-03-17
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010
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

42,750,000 common shares outstanding as of March 15, 2010

BCO HYDROCARBON LTD.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

Page

Unaudited Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4 to F-7

BCO HYDROCARBON LTD. (An exploration stage enterprise) Balance Sheets (Unaudited)
	February 28, 2010	August 31, 2009
ASSETS
Current Assets
Cash	$19,511	$39,375
Prepaid expense	-	-
Total Current Assets	19,511	39,375

Oil and gas properties:
Undeveloped, unproven properties (Note 3)	10,000	10,000
Total other assets	10,000	10,000
Total Assets	$29,511	$49,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$10,264	$5,385
Total Current Liabilities	10,264	5,385

Stockholders' Equity
Common stock, $0.001 par value, 200,000,000 shares authorized, 42,750,000 shares issued and outstanding on February 28, 2010 and August 31, 2009.	4,275	4,275
Additional paid-in capital	69,521	69,521
Deficit accumulated during the exploration stage	(54,549)	(29,806)
Total Stockholders' Equity	19,247	43,990
Total Liabilities and Stockholders' Equity	$29,511	$49,375

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
 Statements of Operations
For the three and six months ended February 28, 2010 and 2009 and for the period from Inception (August 19, 2008) to February 28, 2010
(Unaudited)

	Three months ended February 28,				Six months ended February 28,				Inception August 19, 2008 Through February 28, 2010
	2010		2009		2010		2009
Revenues		$-		$-		$-		$-	$-

General and administrative expense:
Organizational expenses		-		-		-		-	1,250
Professional expenses		9,025		3,574		22,331		7,844	44,566
Other Administrative expenses		588		1,019		2,412		2,759	8,733
		9,613		4,593		24,743		10,603	54,549
(Loss) from operations		(9,613)		(4,593)		(24,743)		(10,603)	(54,549)

Provision for income taxes		-		-		-		-	-

Net (Loss)		$(9,613)		$(4,593)		$(24,743)		$(10,603)	$(54,549)

Net (Loss) per Common Share, basic and diluted	$	(-)	$	(-)	$	(-)	$	(-)

Weighted Average Number of Common Shares Used in Calculation		42,750,000		37,830,000		42,750,000		35,493,373

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Statements of Cash Flows
For the six months ended February 28, 2010 and 2009 and for the period from Inception (August 19, 2008) to February 28, 2010
(Unaudited)

	Six months ended February 28,		Inception August 19, 2008 Through February 28, 2010
	2010	2009

Cash From Operating Activities:
Net (loss)	$(24,743)	$(10,603)	$(54,549)
Reconciling adjustments:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,879	(6,763)	10,264
Net Cash Flows Used In Operating Activities	(19,864)	(17,366)	(44,285)

Cash From Investing Activities:
Acquisition of undeveloped, unproven property	-	(5,000)	(10,000)
Net Cash Flows Used In Investing Activities	-	(5,000)	(10,000)

Cash From Financing Activities:
Proceeds from issuance of common stock, net of costs	-	80,000	73,796
Net Cash Flows Provided By Financing Activities	-	80,000	73,796

Net change in cash and cash equivalents	(19,864)	57,634	19,511
Cash at beginning of period	39,375	1	-
Cash at end of period	$19,511	$57,635	$19,511

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2010
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

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2010 - continued
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

Note 2 – Going Concern

At February 28, 2010, we were not generating revenues and expect to incur exploration stage operating losses until revenues commence, and for a period of time thereafter. We rely on our officers and directors to perform essential functions without compensation until revenues can be commenced, and hire consultants as required.  We do not currently have sufficient capital to implement our business plan. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2010 - continued
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

To earn our working interest, we must pay Unitech $10,000 comprised of a $5,000 initial payment upon the signing of the Agreement, which amount was paid in September 2008.  The balance of $5,000 was due within 30 days of the closing of BCO financing pursuant to a registration statement filed on Form S-1 and was paid on February 17, 2009. In addition, we must expend a minimum of $25,000 on exploration expenses on or before January 1, 2010.  The operator has advised they do not intend to undertake any exploration at this time due to the uncertainty in oil and gas prices. We have negotiated an extension with the operator due to the fact that the decision not to proceed was made by the operator, the extension will run until the leases expired or until earlier terminated by us or by the operator if the operator should determine to proceed with the prior planned exploration and we do not have sufficient funds to fund such program.  The Farm-in Letter Agreement requires that, up to $25,000, we pay 100% of all costs associated with all seismic activity, drilling, completing, and testing, and thereafter both Parties will pay their respective 50% share of any go-forward costs.

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

Note 4 – Issuance of Shares:

As of February 28, 2010, the Company had issued shares of its $.0001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

08/19/08	Shares sold for cash	100	$.01	$1
09/18/08	Shares sold for cash	34,999,900	0.0005	17,500
11/24/08	Shares sold for cash	1,600,000	0.01	16,000
02/10/09	Shares sold for cash	6,150,000	0.01	61,500
02/28/10	Cumulative Totals	42,750,000		95,001
	Less Offering Costs			(21,205)
	Net Equity Proceeds			$73,796

 BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the six months ended February 28, 2010 - continued
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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.

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

On September 24, 2009, Daniel Brooks sold a total of 16,250,000 shares of which a total of 12,250,000 shares were purchased by Malcolm Albery, a Director and Officer of the Company.

Note 7 – Subsequent Events

The Company is currently undertaking a private placement by way of a units offering at $0.10 per unit, each unit consisting of one share of common stock and two share purchase warrants, being Class A and Class B warrants; Class A warrants to purchase an additional share of Class A common stock at US$0.200 per share within one (1) calendar year; Class B warrants to purchase an additional share of Class B common stock at $0.50 per share within two (2) calendar years.  Class B warrants are exercisable upon the holder having exercised the Class A warrants and will be cancelled at the end of the first calendar year should the Class A warrants expire unexercised.  The Company has not yet received any funds under this offering.

The Company has evaluated subsequent events from the balance date and determined that there are no other items that require disclosure.

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

General Overview

We were incorporated on August 19, 2008, in the State of Nevada.  We are a natural resource exploration company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We began our business operations by acquiring a right to earn a 50% working interest in an Alberta, Canada petroleum and natural gas lease (the “Farm-In Agreement”).  Our planned work program was to carry out exploration work on this lease in order to ascertain whether it possesses hydrocarbon reserves in commercial quantities. We had budgeted a total of $40,000 from funds raised under our prospectus offering for oil and gas exploration, of which a total of $25,000 is required to fund exploration on our existing oil and gas leases. We had planned to use the funds raised to undertake work on the leases in an attempt to identify the water-hydrocarbon contact point so that we can make an informed determination of the exploration process going forward to ascertain whether the lease possesses hydrocarbon reserves in commercial quantities.  There can be no assurance that our lease contains a commercially viable hydrocarbon reserve until appropriate exploratory work is completed and an evaluation based on that work concludes further work programs are justified.  Should we determine not to undertake further work on the lease after the exploratory work and evaluation, we will seek other exploration and development prospects in the Province of Alberta, Canada and we may decide to seek exploration and development prospects outside of Canada.  At present we do not have sufficient funds to complete the exploration and maintain our current reporting status. The operator has advised they do not intend to undertake any exploration at this time due to the uncertainty in oil and gas prices. We have negotiated an extension with the operator due to the fact that the decision not to proceed was made by the operator, the extension will run until the leases expire or until earlier terminated by us or by the operator if the operator should determine to proceed with the prior planned exploration and we do not have sufficient funds to fund such program.  We will need to raise additional capital in order to fund operations either by way of loans or equity.

On November 8, 2009, the Company entered into a Letter of Intent ( the “LOI”) with Mr. Andrew Krieger, whereby the Company would  acquire oil and gas lands, leases and royalties totaling 186 acres of property held by way of a leasehold with Chesapeake Appalachia LLC and 720 acres of property held by Mr. Krieger, both properties in the town of Livingston Manor, New York ( the “Property Interests”).   The Company was unable to successfully negotiate the terms of a definitive agreement with Mr. Krieger and therefore will not be proceeding on this acquisition.

We are an exploration stage company.  We currently have no revenue and one asset as per the Farm-In Agreement as noted above.

Liquidity and Capital Resources

As of February 28, 2010, we have a total of $19,511 cash on hand.  This amount is the cash remaining from the $61,500 (net of offering expense) initial proceeds raised under our prospectus offering, completed in February 2009.

We do not have sufficient funds to undertake the exploration expenditures required to be made on our oil and gas assets, should the operator determine to proceed with the exploration program or to meet our working capital requirements through this fiscal year.  We will require a minimum of $25,000 to be expended on our  existing leases to assist in determining their commercial viability.  However, based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations. The Company is currently undertaking a private placement by way of a units offering at $0.10 per unit, each unit consisting of one share of common stock and two share purchase warrants, being Class A and Class B warrants; Class A warrants to purchase an additional share of Class A common stock at US$0.200 per share within one (1) calendar year; Class B warrants to purchase an additional share of Class B common stock at $0.50 per share within two (2) calendar years.  Class B warrants are exercisable upon the holder having exercised the Class A warrants and will be cancelled at the end of the first calendar year should the Class A warrants expire unexercised.    We have not raised any funds yet under this offering.  There can be no assurance that we will be able to raise funds under this financing or any other financing on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of our business.

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

Our operating results for the six months ended February 28, 2010 compared to the six month period ended February 28, 2009 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration results from our Farm-in Agreement or other oil and gas operations that we may undertake.

Expense

Our net loss for the six months ended February 28, 2010 was $24,743, as compared to a net loss totaling $10,603 in the prior six month period ended February 28, 2009.  The increase in loss for the six months ending February 28, 2010 over 2009  is due to increases in expenses for professional fees to $22,331  in 2010 as compared to $7,844 in 2009 due to increased legal fees for our review of potential acquisitions and fees related to legal and accounting to maintain our regulatory filings.  Our administration expenses decreased to $2,412 for 2010 as compared  to $2,759 for 2009.

Basic and diluted losses per share for the period ended February 28, 2010 were $nil (2008 - $nil).

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

ITEM 4T.                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer, Mr. Daniel Brooks and the Chief Financial Officer, Mr. Malcolm Albery, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of February 28, 2010, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2010:

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

Changes in Internal Control Over Financial Reporting

As of February 28, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended February 28, 2010, fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 2.                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the six month period ending February 28, 2010.

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
Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Acquisition undeveloped, unproved property	0	5,000
Legal and Accounting	0	31,077
Consulting	0	3,674
Administration Expenses	0	5,573
TOTAL	0	45,324

We do not have sufficient proceeds on hand to fund our operations as described in the S-1 offering document incorporated for reference herein.  We have used a portion of  the funds reserved for exploration to maintain our reporting status.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of Shareholders was held on December 18, 2009, at which the following items were voted upon:

a) To set the number of directors at to and to elect the following directors to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	Elected or Re-elected	For	Withhold
Daniel Brooks	Re-elected	37,468,643	0
Malcolm Albery	Re-elected	37,468,643	0

b) The shareholders ratified the  re-appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors for the fiscal year 2010, and authorized the Board of Directors to approve the auditor’s remuneration.

Voting Results	For	Against	Abstain
To re-appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors, and have the Board approve remuneration	37,468,643	0	0

c) The shareholders approved the 2009 Stock Option and Stock Award Plan (the “Plan”) of up to 4,000,000 shares of the Company’s common stock in the form of stock options and stock awards as compensation to employees, officers, directors and/or consultants of the Company.

Voting Results	For	Against	Abstain
To approve the 2009 Stock Option and Stock Award Plan	37,468,643	0	0

No other business came before the meeting.

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.                                OTHER INFORMATION

None

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

BCO Hydrocarbon Ltd.

Date: March 17, 2010	/s/Daniel Brooks
Name: Daniel Brooks
Title: Principal Executive Officer

Date: March 17, 2010	/s/Malcolm Albery
Name: Malcolm Albery
Title: Principal Financial Officer