Form 10-Q
period 2010-05-31
BCO HYDROCARBON LTD
filed 2010-07-15
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53598
Commission File Number

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

138,937,500 common shares outstanding as of July 7, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

BCO Hydrocarbon Ltd.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month and nine month periods ended May 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

Page
Unaudited Financial Statements	F-1
Balance Sheets	F-2
Statements of Operations and Comprehensive Loss	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-8

BCO HYDROCARBON LTD.

 (An exploration stage enterprise)

INTERIM FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

BCO HYDROCARBON LTD. (An exploration stage enterprise) Balance Sheets (Unaudited)
	May 31, 2010	August 31, 2009

Current Assets
Cash	$13,721	$39,375
Prepaid expense	-	-
Total Current Assets	13,721	39,375

Oil and gas properties:
Undeveloped, unproven properties (Note 3)	10,000	10,000
Total other assets	10,000	10,000
Total Assets	$23,721	$49,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,332	$5,385
Total Current Liabilities	11,332	5,385

Stockholders' Equity
Common stock, $0.0001 par value, 650,000,000 shares authorized, 138,937,500 shares issued and outstanding on May 31, 2010 and August 31, 2009.	13,894	13,894
Additional paid-in capital	59,902	59,902
Deficit accumulated during the exploration stage	(61,407)	(29,806)
Total Stockholders' Equity	12,389	43,990
Total Liabilities and Stockholders' Equity	$23,721	$49,375

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
 Statements of Operations
For the three and nine months ended May 31, 2010 and 2009 and for the period from Inception (August 19, 2008) to May 31, 2010
(Unaudited)

	Three months ended May 31,				Nine months ended May 31,				Inception August 19, 2008 Through May 31, 2010
	2010		2009		2010		2009
Revenues		$-		$-		$-		$-	$-

General and administrative expense:
Organizational expenses		-		-		-		-	1,250
Professional expenses		4,297		3,595		26,628		11,439	48,863
Other Administrative expenses		2,561		162		4,973		2,921	11,294
		6,858		3,757		31,601		14,360	61,407
(Loss) from operations		(6,858)		(3,757)		(31,601)		(14,360)	(61,407)

Provision for income taxes		-		-		-		-	-

Net (Loss)		$(6,858)		$(3,757)		$(31,601)		$(14,360)	$(61,407)

Net (Loss) per Common Share, basic and diluted	$	(-)	$	(-)	$	(-)	$	(-)

Weighted Average Number of Common Shares Used in Calculation		138,937,500		138,937,500		138,937,500		123,301,197

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Statements of Cash Flows
For the nine months ended May 31, 2010 and 2009 and for the period from Inception (August 19, 2008) to May 31, 2010
(Unaudited)

	Nine months ended May 31,		Inception August 19, 2008 Through May 31, 2010
	2010	2009

Cash From Operating Activities:
Net (loss)	$(31,601)	$(14,360)	$(61,407)
Reconciling adjustments
Changes in operating assets and liabilities
Accounts payable and accrued expenses	5,947	2,257	11,332
Net Cash Flows Used In Operating Activities	(25,654)	(12,103)	(50,075)

Cash From Investing Activities:
Acquisition of undeveloped, unproven property	-	(5,000)	(10,000)
Net Cash Flows Used In Investing Activities	-	(5,000)	(10,000)

Cash From Financing Activities:
Proceeds from issuance of common stock, net of costs	-	73,795	73,796
Net Cash Flows Provided By Financing Activities	-	79,795	73,796

Net change in cash and cash equivalents	(25,654)	56,692	13,721
Cash at beginning of period	39,375	1	-
Cash at end of period	$13,721	$56,693	$13,721

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2010
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies:

Organization and nature of business – BCO Hydrocarbon Ltd. (identified in these footnotes as “we” or the Company) is a Nevada corporation incorporated on August 19, 2008.  We are based in and hold assets in Calgary Alberta, Canada and intend to operate in the U.S. and Canada.  Our fiscal year for financial reporting purposes is August 31.

We are a natural resource exploration stage company and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource assets.  We currently have the right to acquire a 50% working interest in an oil and gas lease in Alberta, Canada, described in more detail below.

We filed a Form S-1 Registration Statement that was declared effective by the U.S. Securities and Exchange Commission on November 12, 2008.  On February 10, 2009, we completed our offering raising a total of $77,500 under our prospectus registration.  We applied for and received approval for quotation on the OTC Bulletin Board and our trading symbol is BCOZ.

On May 28, 2010, the Board of Directors approved by resolution a 3.25:1 forward stock split of the Company’s authorized and issued and outstanding shares of its common stock as of record date of June 6, 2010 and effective distribution date to shareholders on June 7, 2010.  The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of August 19, 2008, the date of our inception, and in all shares and per share data in the financial statements.

We are reviewing our present oil and gas assets and seeking additional oil and gas assets to increase our operations.  In the current exploration stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.

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

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items.  These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2010
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies (continued)

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

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current year, in management’s opinion, no impairment of long-lived assets had occurred.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.

Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We provide deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted applicable FASB Statements regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.  This requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2010
(Unaudited – Prepared by Management)

Note 2 – Going concern:

At May 31, 2010, we had limited operations and expect to incur exploration stage operating losses until we can commence development of our leases, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced, and hire consultants as required.  We currently do not have sufficient capital to implement our business plan.  We have limited funds for operations and will need to raise additional capital in order to undertake any exploration on our oil and gas assets.

From inception through May 31, 2010, we had incurred operating losses of approximately $61,407, of which approximately $50,075  represented actual cash losses.  At May 31, 2010, we had cash approximating $13,721, which we believe will be sufficient to fund our limited operations through to the end of this fiscal year.  We will not have sufficient capital to undertake any operations on our oil and gas asset should we receive notification that the operator wishes to commence exploration.  However, there can be no assurance of this, and unforeseen circumstances could deplete our cash position.

These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3– Oil and gas properties:

On August 29, 2008, we executed a Farm-in Letter Agreement with Unitech Energy Resources, Inc. (“Unitech”), of Calgary, Alberta, Canada.  Under the agreement, we can acquire a 50% working interest in Alberta, Canada Petroleum and Natural Gas Agreement Numbers 0050505090500 and 0050506060517 (collectively the “Lease”).  The Lease is held by Unitech, comprises approximately 640 acres of petroleum and natural gas exploitation rights from the surface to the base of the Belly River formation.  It is located in central Alberta, Canada, at section 30, Township 57, Range 8, W5, which is approximately 70 miles northwest of Edmonton, Alberta in the area known as “Paddle River”.  The Lease is registered with the Government of Alberta, under the name of Unitech, our working interest partner that would retain the other 50% working interest.

To earn our working interest, we must pay Unitech $10,000 comprised of a $5,000 initial payment upon the signing of the Agreement, which amount was paid in September 2008.  The balance of $5,000 was due within 30 days of the closing of our financing pursuant to a registration statement filed on Form S-1 and was paid on February 17, 2009.  Under the terms of the Farm-in Letter Agreement, we were to expend a minimum of $25,000 on exploration expenses on or before January 1, 2010.  However, the operator advised us that they do not intend to undertake any exploration at this time due to the uncertainty in oil and gas prices.  We negotiated an extension with the operator due to the fact that the decision not to proceed was made by the operator.  The extension will run until the leases expire, or until earlier terminated by us, or by the operator if the operator should determine to proceed with the prior planned exploration and we do not have sufficient funds to fund such program.  The Farm-in Letter Agreement requires that, up to $25,000, we pay 100% of all costs associated with all seismic activity, drilling, completing, and testing, and thereafter both Parties will pay their respective 50% share of any go-forward costs.

Unitech is not affiliated with our Company.  They purchased a 100% working interest in the Lease at an Alberta Government auction on September 21, 2005 for the sum of Cdn$94,703 (0050505090500) and Cdn$18,671 (0050506060517), for a total of Cdn$113,374.  The Lease is for 5 years and expires on September 22, 2010 (0050505090500) and June 15, 2011 (0050506060517) unless continued by the production of hydrocarbons, in which case the Lease will be continued until the Lease is abandoned.  Unitech has performed initial geological analysis to try to determine the aerial extent of the anomalies but the results have been inconclusive.  We plan to do additional work to more definitively delineate the aerial extent of the anomalies so that we can make a more informed determination of the exploration process going forward.  We have not yet retained a geologist or a firm of geologists to undertake this exploration program and plan to interview and retain a qualified consulting geologist at such time as we determine it is opportune to commence exploration on our lease.

BCO HYDROCARBON LTD.
(An exploration stage enterprise)
Notes to the Financial Statements for the nine months ended May 31, 2010
(Unaudited – Prepared by Management)

Note 4 – Subsequent events:

On May 28, 2010, the Board of Directors approved by resolution a 3.25:1 forward stock split of the Company’s authorized and issued and outstanding shares of its common stock as of record date of June 6, 2010 and effective distribution date to shareholders on of June 7, 2010.

On June 24, 2010, the Company, Malcolm Albery, our president and sole director (“MA”) and  Dieter Sauer, Jr. (“DS”) entered into an Agreement and Plan of Reorganization, dated as of June 23, 2010 (the “Agreement”) which provides: (a) for the purchase by DS of all of the 39,182,500 shares of the Company owned by MA to DS for $55,200; (b) the contribution by DS of all of the shares of Sauer Energy, Inc., a California corporation (“SEI”) to the Company; (c) the assignment of certain patent rights related to wind turbine technology held by DS to the Company; and (d) the election of DS to the Company’s board of directors.  The consummation of the transactions contemplated by the Agreement is subject to the parties’ due diligence and certain legal conditions.    The Agreement and Plan of Reorganization was subsequently amended verbally to correct the number of shares to be acquired by DS to 39,812,500 due to a typographical error.

As of the date of this filing, the transaction has not closed, has been extended verbally and due diligence is continuing.  The transaction is expected to close no later than July 23, 2010.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions;  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means BCO Hydrocarbon Ltd.

Liquidity

As of May 31, 2010, our cash balance was approximately $13,721 and is currently our only source of liquidity.  This amount is the cash remaining from the $64,835 (net of offering expense) initial proceeds raised under our prospectus offering completed in February 2009.   Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Although management believes that our cash and cash equivalents will be sufficient to meet our operating expense requirements through to the end of fiscal 2010, it will not be sufficient for the next twelve month period and it is not sufficient to fund our planned exploration program.  Initially, we will not have any cash flow from operating activities as we are in the exploration stage.  We have raised a net total of $64,835 from our registered stock offering and plan to raise additional capital on an “as-required” basis, primarily through the private placement of our equity securities or by way of loans or such other means as we may determine.  There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Capital Resources

We currently do not have sufficient funds to undertake the exploration expenditures required to be made on our oil and gas assets, should the operator determine to proceed with the exploration program or to meet our working capital requirements through this fiscal year.  We will require a minimum of $25,000 to be expended on our existing leases to assist in determining their commercial viability.  However, based on the outcome of our initial exploration activities we may be required to raise additional capital to continue operations.  We had previously attempted to raise funds under a private placement offering but we were unsuccessful in raising any funds and have terminated the offering. There can be no assurance that we will be able to raise any funds on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we may be forced to cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in our required exploration efforts, and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2009.

Our operating results for the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009 are described below.

Revenue

We have not earned any revenue since our inception and we do not anticipate earning revenues until such time as we have obtained successful exploration and operational results from our Farm-in Agreement or other oil and gas operations or from our pending acquisition of a wind power project or any other operations or business that we may undertake, which may generate revenue.  It is unlikely we will generate any revenue from our current oil and gas asset in the near future as the operator has not yet commenced exploration activities on the oil and gas leases, as described in Note 3 to the financial statements.

Expense

Our net loss for the nine months ended May 31, 2010 was $31,601 (2009 - $14,360).   The increase to our net loss over the comparative nine month period is directly attributed to increases in expenses for professional fees and general and administrative expenses, which were offset, in part, by a decrease in the expense for services performed by officers.  The increase in expenses was as a result of incurring additional, routine costs associated with the maintenance of a public company.

Our net loss over the three month periods ended May 31, 2010 was $6,858 (2009 - $3,757).   As with our nine month comparative period, this increase in loss was attributed to additional public company maintenance costs.

Basic and diluted losses per share for the three month period ended May 31, 2010 was $nil (2009 - $nil).

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

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Malcolm Albery, Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of May 31, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2010, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of May 31, 2010:

1.
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides one staff member.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3.
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

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

Changes in Internal Control Over Financial Reporting

As of May 31, 2010, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended May 31, 2010, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

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

During the quarter ended May 31, 2010, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.   RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2008 our Registration Statement on Form S-1 under Commission file number 333-154877 was declared effective, enabling us to offer up to 25,187,500 shares of common stock of our company at a price of $0.01 per share.  On November 24, 2008 we accepted subscriptions for a total of 5,200,000 common shares from one investor for cash proceeds of $16,000.  On February 10, 2009 we accepted subscriptions for a total of 19,987,500 common shares from various investors for cash proceeds of $61,500.  No commissions were paid on the issuance.

The following is the use of proceeds for actual expenses incurred for our account in connection with the issuance and distribution of the securities.  Proceeds used were both from existing working capital of $8,540 and from the funds raised under the offering of $12,665:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Transfer agent	0	0
Legal and accounting	0	4,843
Costs of the offering	0	15,000
General administration	0	1,362
Total	0	21,205

Following is a table detailing the use of net offering proceeds of $64,835 expended to date after deduction of funds paid in connection with the costs of the offering:

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer $	Amount of direct or indirect payments to others $
Exploration and development activities	0	0
Acquisition undeveloped, unproved property	0	5,000
Legal and accounting	0	32,814
Consulting	0	4,959
General administration expenses	0	8,341
Total	0	51,114

The proceeds from our offering were to be used to fund our operations as described in the S-1 offering document incorporated for reference herein, however due to delays in exploration and development activities on the oil and gas properties, we have expended a portion of those funds which were to be expended on oil and gas exploration on administration of the Company.   We therefore do not have sufficient funds as detailed under our prospectus offering to undertake the exploration on our property.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      (REMOVED AND RESERVED)

ITEM 5.      OTHER INFORMATION

On May 13, 2010, Mr. Daniel Brooks resigned as an officer and director of the Company.

On May 28, 2010, the Board of Directors approved by resolution a 3.25:1 forward stock split of the Company’s authorized and issued and outstanding shares of its common stock as of record date of June 6, 2010 and effective distribution date to shareholders on of June 7, 2010.

On June 24, 2010, the Company, Malcolm Albery, our president and sole director (“MA”) and  Dieter Sauer, Jr. (“DS”) entered into an Agreement and Plan of Reorganization, dated as of June 23, 2010 (the “Agreement”) which provides: (a) for the purchase by DS of all of the 39,182,500 shares of the Company owned by MA to DS for $55,200.00; (b) the contribution by DS of all of the shares of Sauer Energy, Inc., a California corporation (“SEI”) to the Company; (c) the assignment of certain patent rights related to wind turbine technology held by DS to the Company; and (d) the election of DS to the Company’s board of directors.  The consummation of the transactions contemplated by the Agreement is subject to the parties’ due diligence and certain legal conditions.  The Agreement and Plan of Reorganization was subsequently amended verbally to correct the number of shares to be acquired by DS to 39,812,500 due to a typographical error.

As of the date of this filing, the transaction has not closed, has been extended verbally and due diligence is continuing.  The transaction is expected to close no later than July 23, 2010.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on October 30, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on October 30, 2008
10.1	Farm-In Agreement dated August 29, 2008 between Unitech Energy Resources Inc. and BCO Hydrocarbon Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008
10.2	Letter of Intent between the Company and Andrew Krieger dated November 8, 2009	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on November 13, 2009
10.3	Agreement and Plan of Reorganization, dated as of June 23, 2010	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K file with the SEC on June 25, 2010.
31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCO HYDROCARBON LTD.

Date:	July 14, 2010	By:	/s/ Malcolm Albery
		Name:	Malcolm Albery
		Title:	Principal Executive Officer, Principal Financial Officer, Director