Form 10-K
period 2010-08-31
BCO HYDROCARBON LTD
filed 2010-12-14
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
Commission File No.: 000-53598

SAUER ENERGY, Inc.
--------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

Nevada --------------------------------------------------------- (State or Other Jurisdiction of Incorporation or Organization)	26-3261559 -------------------------------------- (I.R.S. Employer Identification No.)

            2326 Teller Road, Newbury Park, California 91320
---------------------------------------------------------------
(Address of Principal Executive Offices)

800-829-8748
----------------------------------------------------------------
(Registrant’s telephone number, including area code)

N/A -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes    No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

   Large accelerated filer   Accelerated filer   Non-accelerated Filer   Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes  No 

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2010:  $38,025,000.

The number of shares of the registrant’s common stock outstanding as of August 31, 2010:  71,500,000

i

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS There are statements in this report that are not historical facts. These forward-looking statements can be identified by use of terminology such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under Risk Factors. Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

References to “us”, “we” and “our” in this report refer to Sauer Energy, Inc. together with our subsidiary.

ITEM 1.       BUSINESS.

General Development of Business

Organizational History

Business Development:

BCO Hydrocarbon Ltd. (“the Company”), was incorporated on August 19, 2008, in the State of Nevada, for the purpose of acquiring, exploring, and if warranted and feasible, developing natural resource assets.  The Company began its business operations by executing a Farm-in Agreement providing the Company with the right to a 50.0% working interest in two Petroleum and Natural Gas Crown leases in Alberta, Canada.  On July 25, the Company acquired all of the  shares of Sauer Energy, Inc., a California corporation, and has since changed its business to that of Sauer Energy, Inc.  On September 17, 2010 our majority shareholder and sole director approved a name change which was officially effected on October 15, 2010, when we became Sauer Energy, Inc.

Prior Operations:

The Company operated in the oil and gas industry and maintained a right to operate and a right to explore on two Crown Petroleum and Natural Gas Leases in the Province of Alberta through.  The leases were for 640 gross acres or 320 net acres.  The Company planned to appoint, Unitech as the operator, but Unitech advised the Company that the commodity price of gas was too low to consider undertaking any exploration activities.  Based on that advice, the Company determined not to undertake any exploration activities on the leases until such time as the price of gas improved.  We were required under the terms of our farm-in agreement to expend a total of $25,000 prior to January 10, 2010, however, based on the advice from our proposed operator, we were able to negotiate an extension of that commitment until gas prices should improve sufficiently to make exploration development activities advisable.  After July 25, 2010, we were able to dispose of our interests in these Crown Petroleum Natural Gas Leases without further liability to us.  Due to the limited prospects of its proposed oil and gas activities, the Company sought other acquisition activities and these efforts led to the acquisition of Sauer Energy, Inc. on July 25, 2010.

Prior Planned Principal Products or Services and Their Markets:

Our principal products were intended to be petroleum and natural gas and any related saleable by-products.  Our initial market was to be the Province of Alberta.  We never had any salable oil and gas production or products.

Prior Planned Distribution Methods of the Products or Services:

Once we had oil and gas production, we would have relied on the operator of our oil and gas wells to distribute any oil and gas and saleable by-products.

Competitive Business Conditions and Our Competitive Position In Prior The Industry and Methods of Competition:

In our former line of business our competition came from other oil and gas companies that were acquiring oil and gas assets that we contemplated acquiring due to its investment potential and capital expenditure.  The sources and availability of acquiring oil and gas assets was contingent on our ability to finance opportunities as they became available.  Since our financial resources were severely limited during the period we were engaged in the oil and gas business, we were at a distinct disadvantage when competing against companies with significant financing ability and significant asset backed financing.

Dependence On One Or A Few Major Customers:

We never produced any oil or gas and therefore had no customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration:

There were no inherent factors or circumstances associated with the oil and gas industry that would give cause for any patent, trademark or license infringements or violations.  We had not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

We did not hold any intellectual property related to our prior operations.

Need For Any Government Approval of Principal Products or Services:

We never had any production, however, our operator was required to have government approvals for all drilling and production activities undertaken in the Province of Alberta and thus, if we had continued in the oil and gas business, we would have been required to ensure that all approvals were granted and complied with.  We can not ascertain what the associated costs might have been.

Effects of Existing or Probable Government Regulations on our Prior Business:

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

We did not incur any research and development costs in our prior business.

Costs and Effects of Compliance With Environmental Laws:

Our oil and gas earned working interest rights would have been subject to numerous federal, provincial and municipal laws and regulations relating to environmental protection from the time oil and gas projects commence until lease sites are abandoned, restored and reclaimed.  These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, offshore oil and gas operations, the abandonment, reclamation and restoration of wells and facility sites and the remediation of contaminated sites.  In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets.  Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.  Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed.  The application of these requirements or the adoption of new requirements could have a material adverse effect on our financial position and results of operations.

Employees:

We did not have employees in our prior operations, but relied on consultants as required and then management, being the directors and officers, to direct our business.  Should we have found an oil and gas property or properties of merit which would require an operator, we would have needed need to hire additional staff for operations.

Acquisition of Sauer Energy, Inc. and Related Matters

On July 25, 2010, the Company, Malcolm Albery, its president and sole director (“MA”) and Dieter Sauer, Jr. (“DS”) completed a closing (the “Closing”) under an Agreement and Plan of Reorganization, dated as of June 23, 2010 (the “Agreement”).  The Agreement, provided: (a) for the purchase by DS of all of the 39,812,500 shares of the Company owned by MA for $55,200.00; (b) the contribution by DS of all of the shares of Sauer Energy, Inc., a California corporation (“SEI”) to the Company; (c) the assignment of certain patent rights related to wind turbine technology held by DS to the Company; and (d) the election of DS to the Company’s board of directors.  In connection with the Closing, Mr. Sauer was elected President and CEO of the Company and two former shareholders of the Company agreed to (i) indemnify the Company against any claims resulting from breaches of representations and warranties by the Company in the Agreement; (ii) to acquire and cause to be returned for cancellation an aggregate of 68,067,500 shares of the Company’s common Stock, including all of the shares owned by former officer and director Daniel Brooks and; (3) assume all of the Company’s obligations in connection with certain oil and gas leases in Canada.

SEI, whose business is described more fully below, is a development stage California corporation formed in 2008 engaged in the design and manufacture of vertical axis wind turbine (VAWT) systems.  Management believes that SEI’s innovative design and utility makes it highly efficient and cost effective to own and operate.  The initial VWATs to be sold by the Company will be designed to be sold as a kit to be mounted on a typical house or small building.  As a result of the Closing, the Company is engaged in the business of SEI, but the Company will require substantial additional capital to complete the development stage of that business.  Management can give no assurance that any additional capital will be raised or that SEI’s VAWT’s will be successfully marketed or that, if marketed, they can be marketed profitably.   The Company does not have any commitments to raise additional capital.  Mr. Sauer is the assignee of a design patent, No D597028S granted July 29, 2009 for a vertical axis wind turbine that is designed to be reliable, efficient and inexpensive.

Due to his acquisition of 39,812,500 shares in connection with the Closing and the return for cancellation of 68,067,500 shares, upon the consummation of the closing under the Agreement, Dieter Sauer, Jr. owned approximately 56% of the Company’s issued and outstanding shares.

Current Operations and Development Plan

We are now a development stage company engaged in developing vertical axis wind turbines for commercial and residential uses.

Small Wind Turbine Industry Overview

According to the American Wind Energy Association, “The number of Americans generating their own electricity with small-scale wind turbines (those with rated capacities of 100 kilowatts and under) increased by just under 10,000 last year despite an economic downturn that impacted the heart of the small wind market: homeowners and small-business owners.  In fact, 95% of all small wind turbines sold in the U.S. last year were made by U.S. manufacturers.”

Although the small wind turbine industry has operated for 80 years, half of the sales have occurred in the past 3 years.  Both federal and state policies have contributed to this success and credit also goes to investors and to consumers looking for a way to cut their electricity bills.  Management believes that these trends will continue for the foreseeable future.

Aside from the residential market, more specialized applications include, but are not limited to:

Industrial Applications

Management believes that VAWT System applications such as those offered by the Company are superior to traditional Horizontal Axis Wind Turbines “HAWT”. The size, cost and noise factor of the HAWT are prohibitive. Our vertical design will contribute to allowing the industrial sector to satisfy the need for consumption. Furthermore, due to our simplicity of design, our VAWT’s can be manufactured on a large scale in fabrication factories throughout the world.  Lucrative incentives are being offered to encourage renewable energy production and use, in the form of rebates and tax credits which should enhance customer interest and sales.

Oil Rigs and Off-Shore Platforms

Many off-shore locations receive relatively steady reliable winds and our VAWT Systems could produce a continuous supply of energy reducing the need for hydrocarbon based electrical generation. Our systems could allow for auxiliary and emergency power needs in addition to maintaining daily functions.

Ships

Ships create an optimum use for our VAWT Systems.  While travelling over water, Ships are also powering through the air, thus creating a reliable and steady supply of wind. VAWT’s could be mounted throughout a ship’s superstructure to produce continuous supplementary energy to offset fuel consumption or for emergency use. Various candidates include tankers, cruise ships, cargo ships and military vessels.

Islands and Other Remote Facilities

All sizes of islands are extremely dependent upon fuel feed generators and importation of the fuel can be costly. Our VAWT Systems are ideal for islands and other remote facilities as they are being designed to withstand various climates.

Advantages are:
•	Flexibility in various locations
•	Ease of installation
•	Strong and durable
•	Minimal maintenance
•	Withstand harsh environment

Residential

Our small VAWT Systems are designed to be attached to any building.  We foresee our systems being used in residences as back-up power for black outs, to reduce power grid consumption and for generation of power to be inserted into the grid for revenue.

Our End-of-the-line VAWT System is a micro power station attached to a number of homes and to the power grid.

Advantages are:

•	Maintain normal services
•	No power lost to impurities in the transmission
•	Excess power re-injected into grid for revenue

Commercial Buildings

Due to their height, large commercial buildings may be especially suitable for VAWT application as they are likely to have relatively steady winds at their roofs and their vertical walls also cause windy conditions.

Communications Towers and Bridges

Various towers and bridges are subject to Federal Aviation Authority requirements to provide 24/7 365 days per year illumination.  Our VAWT Systems can easily be installed on any tower or bridge.  They can operate the tower or bridge lights and/or provide a backup power supply as well as generating revenue if connected to the power grid.

Future Applications

Off-Shore and Hydro

While our initial VAWT designs are smaller scale, we may design large VAWT Systems in the future that can be placed off-shore along a coastal environment to catch on and off shore wind. We believe that these systems will be more efficient, less noisy and more bird friendly than HAWTs currently considered for such projects.

The principals of our VAWT Systems could be used underwater to take advantage of tidal flows in the ocean, streams and rivers.

Governmental Regulation

There are no Federal-level regulations that specifically control the sale, distribution and installation of small wind turbines beyond general small business regulations.  However, each state regulates the sale, installation and interconnection of alternative energy within their state.  Utilities are required to interconnect and purchase renewable energy from small wind systems under the Public Utility Regulatory Policies Act of 1978 (“PURPA”), and individual utilities are permitted to regulate that process.

Property owners can take advantage of tax credits at 30% of installed units, up to $4,000.  This credit remains in place until December 31, 2016.  Rebates and incentives are offered by most states.  Property owners are also able to depreciate their units.

Local zoning laws and regulations may impose special requirements on the installation of our turbines now or in the future, but we are not aware of any specific regulations.

Competition

We compete with all energy suppliers, including utilities and manufacturers of energy producing equipment.  We believe that there are 95 U.S. small wind turbine companies.  Of those, the majority are in the start-up phase.  However, a few have longer operating histories or greater name recognition such as WePower Sustainable Energy Solutions, Windside Production Ltd., Mariah Power, Helix Wind Corp. and OregonWind Inc.  Companies in other countries also produce small wind turbines.  We also compete with solar-thermal and solar-photovoltaics systems.  However, solar power installations are significantly more expensive than our VAWT Systems.

We intend to compete on price and because our design is highly efficient, aesthetically pleasing, and reliable.

In 2006, President Bush emphasized the nation’s need for greater energy efficiency and a more diversified energy portfolio. This led to a collaborative effort involving the Department of Energy, National Renewable Energy Laboratories and others to explore a modeled energy scenario in which wind provides 20% of U.S. electricity by 2030.  This has been endorsed by the American Wind Energy Association and has become our national goal as well.  Currently, we are at just over 1%.   Management believes we have the competitive advantage of offering the right product at the right time.

Intellectual Property

Our CEO owns all rights, title and interest in U.S. Design and Utility Patents which will be assigned to the Company.  The Utility Patent deals with the function of the blades for the maximum capture of the wind.  The Design Patent deals with the uniqueness of the design of the blades.  Both patents are approved and completed.  We await the issuance of the Utility Patent.   The expiration of the patents is 14 years.  Therefore, the Utility Patent expires in 2024, and the Design Patent expires in 2023.

Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $82,893 on research and development in 2010 and $660 in 2009.  We anticipate that our research and development expenditures will rise in the current year if we are able to secure financing so that we have the resources to pursue these efforts.

Employees

As of August 31, 2010, we had 2 full-time employees and 2 independent contractors.  We believe our relationships with our current employees are good.  We also retain a limited number of independent contractors to perform projects.  To implement our business strategy, we expect, over time, continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.

Company Philosophy

We strive to embrace, support and enact, within their sphere of influence, a set of core values that define us.

Our Duty to Ourselves

With honesty and integrity at the heart of us as individuals and as a company, our sincerity will be evident.

Our Duty to Each Other

Working as a team with fairness and respect for each other and for our company as a whole will always produce a winning combination.

Our Duty to Our Shareholders

Our Shareholders are partnering alongside us and placing their faith in us.  They share our expectations and vision for growth and diligent use of their investment in us and in our company.

Our Duty to Our Consumers

This business revolves around the Consumers, not the other way around.  We must live up to their trust in the quality, value, effectiveness, reliability, and safety of our products, and also in the integrity of what we say and do.

Our Duty to Our Vendors

The list of those with whom we choose to do business is based on clarity, honesty, reliability, accountability and trust.  Only then, will our product maintain the standards we have set for quality and dependability our consumers can expect.

Our Duty to Our Dealers and Distributors

These individuals represent our products and our company and deserve all the assistance we can give them.  Their reliance on our honest representations regarding our products and our company sits at the center of our relationship with them.

Our Duty to Our Community, Our Nation, and Our World

Our commitment to the environment is paramount.  We strive to create products that are least invasive in their output to the atmosphere, at less cost, with the smallest possible carbon footprint.

Management believes that the foregoing commitments will not only enhance the spheres in which we operate but will also result in returns to our investors.

Item 1A.       Risk Factors.

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "Forward-Looking Statements," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Risks Related To Our Financial Condition and Our Business

SEI is a start up business which has never realized any revenue and has a history of losses.  If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.  SEI. Unless we bring our products to market and realize revenues from their sale, shareholders are likely to lose their entire investment.

 We do not have sufficient cash on hand.

As at August 31, 2010, we had $44,311 in cash on hand and $10,000 in prepaid expenses.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $500,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.  During 2010 we conducted an offering of our common stock under regulation D which, through December 14, 2010 has yielded proceeds of $205,200.  We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

If we are unable to continue to retain the services of Dieter Sauer, Jr. or if we are unable to successfully recruit qualified managerial and company personnel having experience in the small wind turbine industry, we may not be able to continue operations.

Our success depends to a significant extent upon the continued services of Dieter Sauer, Jr. our CEO and President. The loss of the services of Mr. Sauer could have a material adverse effect on our growth, revenues, and prospective business. Mr. Sauer will enter into an employment agreement with us requiring him to devote substantially all of his time to us. We do not have a “key person” life insurance policy on Mr. Sauer. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our wind turbines, and we may face challenges hiring and retaining these types of employees.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and company personnel having experience in the small wind turbine business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

 If we are unable to successfully achieve broad market acceptance of our systems, we may not be able to generate enough revenues in the future to achieve or sustain profitability.

We are dependent on the successful commercialization of our systems.  The market for small wind turbines is at an early stage of development.  The market for our systems is unproven.  The technology may not gain adequate commercial acceptance or success for our business plan to succeed.

 If we cannot establish and maintain relationships with distributors, we may not be able to increase revenues.

 In order to increase our revenues and successfully commercialize our systems, we must establish and maintain relationships with various third party distributors.  We currently do not have any signed distribution agreements.

 If we cannot assemble a large number of our systems, we may not meet anticipated market demand or we may not meet our product commercialization schedule.

To be successful, we will have to assemble our systems in large quantities at acceptable costs while preserving high product quality and reliability.  If we cannot maintain high product quality on a large scale, our business will be adversely affected.  We may encounter difficulties in scaling up production of our systems, including problems with the supply of key components. Even if we are successful in developing our assembly capability, we do not know whether we will do so in time to meet our product commercialization schedule or satisfy the requirements of our customers.  In addition, product enhancements need to be implemented to various components of the platform to provide better overall quality and uptime in high wind regimes.  The implementation of the enhancements to our system may also delay significant production by requiring additional manufacturing changes and technical support to facilitate the manufacturing process.

If we experience quality control problems or supplier shortages from component suppliers, our revenues and profit margins may suffer.

We do not plan to manufacture our wind turbine systems ourselves, but plan to outsource this part of our business.  Our dependence on third-party suppliers for components of our turbine systems involves several risks, including limited control over pricing, availability of materials, quality and delivery schedules.  Any quality control problems or interruptions in supply with respect to one or more components or increases in component costs could materially adversely affect our customer relationships, revenues and profit margins.

If we successfully complete our design and development efforts we will have to select one or more manufacturing facilities.

We are in the design and development stage of our operations, but plan to move to manufacturing of VAWT’s.  In order to reduce our capital requirements, we plan to outsource the manufacture and assembly of our products.  Accordingly, we will be dependent upon contract manufacturers to fulfill their obligations to us in a timely manner and to produce high quality products to our specifications.

Technological advances could render our VAWT products uncompetitive.

While management believes that our current and proposed designs are sufficiently advanced to be commercially successful, we cannot assure you that any competitor will not design a superior product with which we cannot compete or that other energy production sources may not in the future prove superior to wind power generation.  Those events could substantially harm our operations.

Any future international expansion will subject us to risks associated with international operations that could increase our costs and decrease our profit margins.

International operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

•	changes in foreign currency exchange rates;
•	changes in a specific country’s economic conditions;
•	trade protective measures and import or export requirements or other restrictive actions by foreign governments; and
•	changes in tax laws.

If we determine to seek sales or contract for manufacturing outside the United States, we will be subject to these risks.  However, we plan to be in a strong financial position before we would attempt to do so.

If we cannot effectively manage our internal growth, our business prospects, revenues and profit margins may suffer.

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits.  We expect that we will need to significantly expand our operations to successfully implement our business strategy.  As we add marketing, sales and build our infrastructure, we expect that our operating expenses and capital requirements will increase.  To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures.  In addition, we must effectively expand, train and manage our employee base.  If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

Our technology competes against other small wind turbine technologies.  Competition in our market may result in pricing pressures, reduced margins or the inability of our systems to achieve market acceptance.

We compete against several companies seeking to address the small wind turbine market.  We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance.  The current level of market penetration for small wind turbines is relatively low and as the market increases, we expect competition to grow significantly.  Our competition may have significantly more capital than we do and as a result, they may be able to devote greater resources to take advantage of acquisition or other opportunities more readily.

Our inability to protect our patents and proprietary rights in the United States and foreign countries could materially adversely affect our business prospects and competitive position.

Our vertical axis wind turbine designs are protected by a patent.  However, the grant of a patents does not ensure against the possibility that our patent will not be found to infringe upon patents or other intellectual property rights held by others, nor does the grant of a patent does ensure that the patent will provide meaningful protection against potential or actual infringers by others.

If we encounter unforeseen problems with our current technology offering, it may inhibit our sales and early adoption of our product.

We are in the process of setting a certification standard through extensive computer fluid dynamic testing and actual field testing to curb anomalies related to manufacturing before we finalize our process.  We do not anticipate negative results based on our preliminary results.  We are at a stage in development that we can perfect our design prior to going into production.

We are a technology development company and are in a pre-production phase where we may encounter difficulties that we did not anticipate.  Unforeseen problems relating to manufacture of the units or their operating effectively in the field could have a negative impact on adoption, future shipments and our operating results.

We are to establish and maintain required disclosure controls and procedures and internal controls over financial reporting and to meet the public reporting and the financial requirements for our business.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is is not expressly reporting on our internal controls and the lack of such report on such assessment, may cause investor confidence and share value may be negatively impacted.  We currently do not have a sufficient number of management employees to establish adequate controls and procedures.

Our officers have no experience in managing a public company.

Our present officers have no previous experience in managing a public company and we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Control by Management
Our company is effectively controlled by management, specifically Dieter Sauer, Jr., our CEO and sole director, who owns 39,812,500 shares or 55.7% of our 71,500,000 issued and outstanding shares of common stock as of August 31, 2010.  Accordingly, he will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of August 31, 2010 we had 71,500,000 shares of common stock outstanding. 30,958,500 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

Additional financings may dilute the holdings of our current shareholders.

In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.   In our ongoing financing under Regulation D we have, to December 10, 2010, sold 820,800 shares at $0.25 per share, which is substantially below the price quoted for our shares on the Over the Counter Bulletin Board.

There is currently a limited public market for our common stock.  Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

Our common stock trades on the OTCBB under the Symbol SENY.  There has been a limited public market for our common stock and an active public market for our common stock may not develop.  Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

 “Penny Stock” rules may make buying or selling our common stock difficult.

Limitations upon Broker-Dealers Effecting Transactions in "Penny Stocks"

Trading in our common stock is subject to material limitations as a consequence of regulations which limit the activities of broker-dealers effecting transactions in "penny stocks."  Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on "penny stocks", which makes selling our common stock more difficult compared to selling securities which are not "penny stocks."  Rule 15a-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in "penny stocks", and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in "penny stocks" first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in "penny stocks", (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

 Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance there under.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At August 31, 2010 we had outstanding an aggregate of 71,500,000 shares of restricted common stock.  All of our shares of common stock might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.
.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES.

We currently occupy approximately 950 square feet of office and storage space within the residence of our CEO.  We are allocated one half of his rental costs of $2,100 per month so we pay $1,050 per month.  We believe our facilities are adequate for our present needs and the lease runs to the end of January 2015.  If we require additional space, management believes that suitable space can be found at comparable costs in the vicinity of our present offices.  In addition, we from time to time rent storage space on a month to month basis from commercial facilities on an as needed basis.

ITEM 3.        LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4.        REMOVED AND RESERVED.

      PART I

ITEM 5.        MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

Since August 13, 2009, our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “BCOZ” through October 19, 2010 and the Symbol “SENY”, thereafter.   During the period ended year ended August 31, 2010, there were no trades prior to June 1, 2010. Thereafter our common stock traded was quoted on the Over the Counter Bulletin Board at prices ranging from $0.10 to $1.60. These prices represent interdealer quotations and may not represent actual trades.

(1)  There were no trades in our common stock until May 2008.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending August 31 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of August 31, 2010, we had 69 shareholders of record and 71,500,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

The Company is engaged in an ongoing private placement of its common stock and as of August 31, 2010 had received subscriptions for 628,800 shares from 18 accredited investors at a price of $0.25 per share and realized proceeds of $157,200 which proceeds were added to working capital.  Each of the investors in the private placement, which is being conducted in accordance with Rule 506 of  Regulation D, has represented in writing that such investor is an accredited investor and that he is purchasing for investment and for his own account.  The certificates purchased in such private placement will bear an appropriate restrictive legend.

ITEM 6.                SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.                MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

RESULTS OF OPERATIONS

We did not have material operations prior to the current year so any year to year comparison is not meaningful.

 LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2010 was $219, 344 which was offset by net proceeds of $157,200 from the subscriptions for stock and loans (including a loan of $16,614 from shareholders) totaling $105,636.

We had limited cash resources of $44,311 at August 31, 2010 and intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

 ITEM 9.               CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

As reflected in our Form 8-K, dated December 13, 2010, we have dismissed our auditor Child, Van Wagoner & Bradshaw, PLLC, and retained John Kinross-Kennedy, however, this change was not due to any disagreements as to accounting matters with our former auditors.

ITEM 9A(T).       CONTROLS and PROCEDURES.

Disclosure Controls and Procedures

 Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2010.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of August 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2010, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2010.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Although there is substantial uncertainty in any such estimate, we anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

 We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the year ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2010 are:

Name	Age	Position
Dieter R. Sauer, Jr.	55	Director and CEO
Ana Sauer	60	Secretary

Dieter R. Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Mr. Sauer founded our operating subsidiary, Sauer Energy, Inc., a California corporation, in August 2008 and has worked for that company since then.  Prior thereto from 2001 he was an independent marketing, sales and business development consultant.   We have not paid any compensation to Mr. Sauer to date.

Ana Sauer was appointed Secretary of the Company to serve at the pleasure of the Board on August 5, 2010.  Ms. Sauer is a co-founder of our operating subsidiary Sauer Energy, Inc., a California corporation, and serves as its secretary and a director.  She has been licensed as a real estate agent since October of 2007.  From 2004 to 2007, Ms. Sauer was President of Cielle Enterprises, a privately held company, engaged in developing and marketing cosmeciuticals.

Family Relationships
Dieter R. Sauer, Jr. and Ana Sauer are husband and wife. There are no arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

In December 2010 we adopted a code of ethics, which is attached to this report as an exhibit.  As required by SEC rules, we will report the nature of any change or waiver of our code of ethics.

Section 16(A)    Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, furnished to the registrant during its most recent fiscal year, it appears that these reports were filed untimely.  However, all reports have been filed and no transactions were engaged in which would give rise to any liability under Section 16(b) of the Exchange Act during the most recent fiscal year:  The untimely filings of the initial reports was occasioned by difficulties in obtaining the required filing codes.

ITEM 11.     EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2010 and August 31, 2009 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dieter R. Sauer, Jr. CEO, CFO	2010	$0	$0	$0	$0	$0	$0	$0	$0
Dieter R. Sauer, Jr. CEO, CFO	2009	$0	$0	$0	$0	$0	$0	$0	$0
Ana Sauer Secretary	2010	$0	$0	$0	$0	$0	$0	$0	$0
Ana Sauer Secretary	2009	$0	$0	$0	$0	$0	$0	$0	$0
Malcolm Albery CEO, CFO	2010	$0	$0	$0	$0	$0	$0	$0	$0
Malcolm Albery CEO, CFO	2009	$0	$0	$0	$0	$0	$0	$0	$0

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  .

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Employee Benefit Plans

None

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada law generally permits us to indemnify our directors, officers, employees and agents. Pursuant to the provisions of Nevada Revised Statutes 78.7502, we, as a corporation organized in Nevada, may indemnify our directors, officers, employees and agents in accordance with the following:

(a)   A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation, against expenses, actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable for breach of his fiduciary duties as a director or officer pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

(b)    A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable for breach of his fiduciary duties pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

(c)  To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Charter Provisions, Bylaws and Other Arrangements of the Registrant

Our Certificate of Incorporation, as amended, does not contain any specific language enhancing or limiting the Nevada statutory provisions referred to above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12.      SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of August 31, 2010 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 2326 Teller Road, Newbury Park, California 91320. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

NAME and ADDRESS OF BENEFICIAL OWNER	OFFICE	AMOUNT and NATURE of BENEFICIAL OWNER	PERCENT OF CLASS (1)
Dieter Sauer, Jr.	Director, CEO, President	39,812,500 common shares held directly	55.7%
Ana Sauer	Secretary	0	0%
All Officers and Directors as a group (2 Persons)		39,812,500 common shares	55.7%

Dieter Sauer, Jr. and Ana Sauer are husband and wife.

The Company does not have any change of control or retirement arrangements with its executive officers.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.             CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

As disclosed under, Item 1. Business- Acquisition of Sauer Energy, Inc. and Related Matters, Dieter R. Sauer, Jr. acquired 39,812,500 shares of our common stock from our then CEO Malcolm Albery, in exchange for (i) $55,200; (ii) the contribution of his shares in our operating subsidiary to us; and (iii) and the assignment of certain patents to us.

Director Independence

We believe that our sole director is not considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards due to his positions with and stock ownership in us.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended August 31, 2010 was $6,000.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.      EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit No.     Description

3.1	Articles of Incorporation. Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008

3.2	Bylaws. Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008

3.3	Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on October 15, 2010, filed herewith

10.1
Farm-In Agreement dated August 29, 2008 between Unitech Energy Resources Inc. and BCO Hydrocarbon Ltd.  Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008

10.2
Agreement and Plan of Reorganization, dated June 23, 2010, by and among the Registrant, Dieter R. Sauer, Jr., and Malcolm Albery.  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 25, 2010.

22.1	Subsidiaries of the Registrant, filed herewith.

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer, filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 13, 2010		SAUER ENERGY, INC..

	By:	/s/ Dieter R. Sauer, Jr.
Dieter R. Sauer, Jr.
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	December 13, 2010	By:	/s/ Dieter R. Sauer, Jr.
		Name:	Dieter R. Sauer, Jr.
		Title:	Director, CEO and President

SAUER ENERGY, INC.

(FORMERLY: BCO HYDROCARBON, LTD.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Audited)
FOR THE PERIOD FROM INCEPTION (AUGUST 7, 2008) TO
FISCAL YEAR END AUGUST 31, 2010

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders
Sauer Energy Inc. (formerly BCO Hydrocarbon, Ltd.)
Newbury Park, California

I have audited the accompanying consolidated balance sheets of Sauer Energy, Inc. (formerly BCO Hydrocarbon Inc.) as of August 31, 2010 and 2009 and the related statements of operations, deficit and cash flows for the years then ended, and for the period since inception, (August 7, 2008), to August 31, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sauer Energy, Inc. (formerly BCO Hydrocarbon Ltd.) as of August 31, 2010 and 2009 and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended, and for the period since inception, (August 7, 2008), to August 31, 2010 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has no revenue.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
December 13, 2010

Sauer Energy, Inc. (Formerly: BCO Hydrocarbon, Ltd.) (A Development stage enterprise) Consolidated Balance Sheets

	August 31,
	2010	2009
Assets
Current assets
Cash	$44,311	$819
Prepaid expenses	10,000	-
Total current assets	54,311	819

Total assets	$54,311	$819

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$5,555	$-
Loan payable	89,022	-
Shareholders’ loan	63,140	46,526
Total current liabilities	157,717	46,526

Stockholders’ Deficit
Common stock - $0.0001 par value, 200,000,000 shares authorized, 71,500,000 and 138,937,500 shares issued and outstanding at August 31, 2010 and August 31, 2009, respectively	7,150	13,894
Additional paid-in capital	162,550	(1,394)
Accumulated income (loss) during the development stage	(273,106)	(58,207)
Total Stockholders' Deficit	(103,406)	(45,707)
Total Liabilities and Stockholders' Deficit	$54,311	819

The accompanying notes are an integral part of these audited financial statements

Sauer Energy, Inc. (Formerly: BCO Hydrocarbon, Ltd.) (A Development stage enterprise) Statements of Operations
			Inception
			August 7, 2008
	Fiscal Year Ended August 31,		Through
	2010	2009	August 31, 2010

Revenues	$-	$-	$-

Expenses:
Professional fees	4,030	-	4,030
Consulting	22,999	600	30,009
Research and development	82,893	660	100,653
Occupancy costs	18,234	470	19,624
Other General and administrative	86,743	10,936	118,790
Total operating expenses	214,899	12,666	273,106
(Loss) from operations	(214,899)	(12,666)	(273,106)

Other income (expense):	-	-	-
(Loss) before taxes	(214,899)	(12,666)	(273,106)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(214,899)	$(12,666)	$(273,106)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	121,939,555	39,151,508

The accompanying notes are an integral part of these audited financial statements

Sauer Energy, Inc. (Formerly: BCO Hydrocarbon, Ltd) (A Development stage enterprise) Statement of Changes in Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception, August 7, 2008	-	$-	$-	$-	$-
Shares issued for cash	500,000	500	12,000		12,500
Recapitalization on July 25, 2010	(499,675)	(500)	500		-
Development stage net (loss)				(45,541)	(45,541)
Balances, August 31, 2008	325	-	12,500	(45,540)	(33,040)
Shares issued for cash	138,937,175	13,894	(13,894)		-
Development stage net (loss)				(12,666)	(12,66.66)
Balances, August 31, 2009	138,937,500	13,894	(1,394)	(58,207)	(45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744		-
Shares subscription for cash	-	-	157,200		157,200
Development stage net (loss)				(214,899)	(214,899)
Balance, August 31, 2010	71,500,000	$7,150	$162,550	$(273,106)	$(103,406)

The accompanying notes are an integral part of these audited financial statements

Sauer Energy, Inc. (Formerly: BCO Hydrocarbon, Ltd.) (A Development stage enterprise) Statements of Cash Flows
			Inception,
			August 7, 2008
	Fiscal Year Ended August 31,		Through
	2010	2009	August 31, 2010
Cash flows from operating activities:
Net (loss)	$(214,899)	$(12,666)	$(273,106)
Adjustments to reconcile net (loss) to net cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expense	(10,000)	-	(10,000)
Accounts payable and accrued expenses	5,555	-	5,555
Net cash flows used by operating activities	(219,344)	(12,666)	(277,551)
Cash From Investing Activities:
Proceeds from sale of common stock	157,200		169,700

Net cash flows from investing activities	157,200		169,700

Cash flows from financing activities:
Proceeds from loan	89,022	-	89,022
Proceeds from shareholders’ loan	16,614	13,285	63,140
		-
Net cash flows from financing activities	105,636	13,285	152,162

Net increase in cash and cash equivalents	43,492	619	44,311
Cash and equivalents, beginning of period	819	200	-
Cash and equivalents, end of period	$44,311	$819	$44,311

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements

Sauer Energy, Inc.
(Formerly: BCO Hydrocarbon Ltd.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
August 31, 2010 and 2009

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Sauer Energy, Inc. (formerly: BCO Hydrocarbon Ltd.) (identified in these footnotes as “we” or the “Company”) was incorporated in the State of Nevada, United States of America on August 19, 2008. It was a natural resource exploration stage company and anticipated acquiring, exploring, and if warranted and feasible, developing natural resource assets. BCO had the right to acquire a 50% working interest in an oil and gas lease in Alberta, Canada.

Sauer Energy, Inc. (the “Old Sauer”) was incorporated in California on August 7, 2008. The Company is a development stage company engaged in the design and manufacture of vertical axis wind turbine (VAWT) systems.

On July 25, 2010, the Company, Malcolm Albery, its president and sole director (“MA”) and Dieter Sauer, Jr. (“DS”) completed a closing (the “Closing”) under an Agreement and Plan of Reorganization, dated as of June 23, 2010 (the “Agreement”).  The Agreement provided: (a) for the purchase by DS of all of the 39,812,500 shares of the Company owned by MA for $55,200; (b) the contribution by DS of all of the shares of Old Sauer, a California corporation (“SEI”) to the Company; (c) the assignment of certain patent rights related to wind turbine technology held by DS to the Company; and (d) the election of DS to the Company’s board of directors.  In connection with the Closing, Mr. Sauer was elected President and CEO of the Company and two former shareholders of the Company agreed to (i) indemnify the Company against any claims resulting from breaches of representations and warranties by the Company in the Agreement; (ii) to acquire and cause to be returned for cancellation an aggregate of 67,437,500 shares of the Company’s common Stock, including all of the shares owned by former officer and director Daniel Brooks and; (3) assume all of the Company’s obligations in connection with certain oil and gas leases in Canada.

The agreement was executed on July 25, 2010 per Note 4 and above. Sauer Energy, Inc. became a wholly-owned subsidiary of the Company. On August 29, Malcolm Albery resigned as President and was replaced by Dieter Sauer.  In the following month, the Company changed its name from BCO Hydrocarbon Ltd. to Sauer Energy, Inc.

The Company’s fiscal year-end is August 31.

Basis of consolidation – The consolidated financial statements for 2010 and 2009 include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Basic of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

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

Sauer Energy, Inc.
(Formerly: BCO Hydrocarbon Ltd.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements – (Continued)
August 31, 2010 and 2009

Note 1 - Organization and summary of significant accounting policies (continued):

Fair Value of Financial Instruments - The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of August 31, 2010, reflect

-	Cash: Level One measurement based on bank reporting.
-	Loans from Officers and related parties: Level 2 based on promissory notes.

Federal income taxes -The Company utilizes FASB ACS 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Advertising and Marketing Costs - The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended August 31, 2010 and 2009 was $ 9,237 and $1,300 respectively.

Basic and Diluted Earnings Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no potentially dilutive securities outstanding as of August 31, 2010 and 2009.

Sauer Energy, Inc.
(Formerly: BCO Hydrocarbon Ltd.)
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements – (Continued)
August 31, 2010 and 2009

Note 1 - Organization and summary of significant accounting policies (continued):

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as August 7, 2008.  Since inception, the Company has incurred an operating loss of $273,106. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions.  Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

Note 2 – Recent accounting pronouncements:

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires an SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is no longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Sauer Energy, Inc.
(Formerly: BCO Hydrocarbon Ltd.)
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements – (Continued)
August 31, 2010 and 2009

Note 3 – Going concern:

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated a deficit of $273,106 as of August 31, 2010, and its total liabilities exceed its total assets by $103,406.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company will plan to raise additional capital to pursue business development activities.

Note 4 – Business combination:

On July 25, 2010, the Company, Malcolm Albery, its president and sole director (“MA”) and Dieter Sauer, Jr. (“DS”) completed a closing (the “Closing”) under an Agreement and Plan of Reorganization, dated as of June 23, 2010 (the “Agreement”).  The Agreement provided: (a) for the purchase by DS of all of the 39,812,500 shares of the Company owned by MA for $55,200; (b) the contribution by DS of all of the shares of Sauer Energy, Inc., a California corporation (“SEI”) to the Company; (c) the assignment of certain patent rights related to wind turbine technology held by DS to the Company; and (d) the election of DS to the Company’s board of directors.  In connection with the Closing, Mr. Sauer was elected President and CEO of the Company and two former shareholders of the Company agreed to (i) indemnify the Company against any claims resulting from breaches of representations and warranties by the Company in the Agreement; (ii) to acquire and cause to be returned for cancellation an aggregate of 67,437,500 shares of the Company’s common Stock, including all of the shares owned by former officer and director Daniel Brooks and; (3) assume all of the Company’s obligations in connection with certain oil and gas leases in Canada.

Following completion of all of the above conditions on the closing date: (i) Old Sauer was acquired by Sauer Energy, Inc. (formerly: BCO Hydrocarbon, Ltd.) being the sole shareholder of Old Sauer; and (ii) the sole Old Sauer shareholder received an aggregate of 39,812,500 shares of Sauer Energy, Inc.’s common stock representing 55.68% of the issued and outstanding shares of the Company.

The business combination was accounted for as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, which provides that the “acquisition of a private operating company by a non-operating public shell corporation typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.” Accordingly, the acquisition has been accounted for as a recapitalization, and, for accounting purpose, Old Sauer is considered the acquirer in a reverse acquisition. The historical financial statements (prior to July 25, 2010) in this annual report are those of Old Sauer.

The Company’s historical accumulated deficit for the periods prior to July 25, 2010, in the amount of $64,180, was eliminated against additional paid in capital, and the accompanying financial statements present the previously issued shares of the Company’s common stock as having been issued pursuant to the acquisition on July 25, 2010.

Sauer Energy, Inc.
(Formerly: BCO Hydrocarbon Ltd.)
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements – (Continued)
August 31, 2010 and 2009

Note 5 - Loans payable:

Loans payable of $89,022 are unsecured, payable on demand and accrue no interest. There is reasonable possibility that stock will be issued for the debt.

Note 6 – Related party transactions:

The Company has a payable to the Company’s president.  The loan amounting to $63,140 and $46,526 at August 31, 2010 and 2009, respectively, carries no interest, is unsecured and payable upon demand.

Note 7 – Commitments and contingencies:

In February, 2010, the Company’s subsidiary leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five years:

2011	$25,200
2012	25,200
2013	25,200
2014	25,200
2015	2,100
$102,900

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $273,000 as of August 31, 2010.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below for the fiscal years ended August 31:

	2010	2009	2008
Deferred tax asset – net operating loss	$214,899	$12,666	$45,541
Less valuation allowance	(214,899)	(12,666)	(45,541)
Net deferred tax asset – N.O.L.	$-	$-	$-

Deferred tax asset	$92,407	$5,446	$19,583
Less valuation allowance	(92,407)	(5,446)	(19,583)
Net deferred tax asset	$-	$-	$-

Sauer Energy, Inc.
(Formerly: BCO Hydrocarbon Ltd.)
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements – (Continued)
August 31, 2010 and 2009

Note 8 - Federal income tax (Continued):

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the fiscal years ended August 31:

	2010	2009	2008
Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense	(9)	(9)	(9)
Total	43%	43%	43%
Tax expense at actual rate	-	-	-

 Income tax expense consisted of the following in the fiscal years ended August 31,

	2010	2009	2008
Tax expense (credit) at statutory rate-federal	$0	$0	$0

The Company has no tax position at August 31, 2010 and August 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Note 9 – Common stock:

On July 25, 2010, the Company completed a closing under an Agreement and Plan of Reorganization (detail referred to in Note 4). In connection with the Closing, the Company received back for cancellation an aggregate of 67,437,500 shares of the Company’s common Stock.

Starting on July 21, 2010, the company entered into a series of private placement agreements with various investors. The arrangement involved issuing 800,000 units of securities at $0.25 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrants expiring July 31, 2012 with an exercise price of $0.50 each.  As of August 31, 2010, the Company issued 628,800 units of the securities for a total amount of $157,200. Such common stock had not been issued through the date the financial statements were issued.

As of August 31, 2010, the Company was authorized to issue 200,000,000 shares of par value $0.0001  common stock, of which 71,500,000 shares were issued and outstanding.

Note 10 – Subsequent Events

Effective October 14, 2010, the Company changed its name from BCO Hydrocarbon Ltd. to Sauer Energy, Inc.

Subsequently, the Company sold 192,000 units of the securities for a total amount of $48,000.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no other items that require disclosure.