Form 10-Q
period 2010-11-30
SAUER ENERGY, INC.
filed 2011-01-19
CIK 1446152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number 000-53598
SAUER ENERGY, INC. (Name of small business issuer in its charter)
Nevada		26-3261559
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2326 Teller Road, Newbury Park, California 91320
(Address of principal executive offices)
800-829-8748
(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

         Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,675,000 shares of common stock, par value $0.0001 per share, as of January 18, 2011.

SAUER ENERGY, INC.
REPORT ON FORM 10-Q

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

Sauer Energy, Inc. (A Development Stage Enterprise) Consolidated Balance Sheets
	November 30, 2010 (Unaudited)	August 31, 2010 (Audited)
Assets
Current assets
Cash	$15,558	$44,311
Prepaid expense	7,225	10,000
Total current assets	22,783	54,311

Furniture and equipment	7,887	-

Total assets	$30,670	$54,311

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$13,221	$5,555
Loan payable	100,022	89,022
Shareholders’ loan	50,132	63,140
Total current liabilities	163,375	157,717

Stockholders' Deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 72,438,000 and 71,500,000 shares issued and outstanding on November 30, 2010 and August 31, 2010.	7,244	7,150
Additional paid-in capital	239,756	162,550
Deficit accumulated during the exploration stage	(379,705)	(273,106)
Total stockholders' deficit	(132,705)	(103,406)
Total Liabilities and Stockholders' Deficit	$30,670	$54,311

The accompanying notes are an integral part of the interim consolidated financial statements

Sauer Energy, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the three months ended November 30, 2010 and 2009
and for the period from Inception (August 7, 2008) to November 30, 2010
(Unaudited)

			Inception
			(August 7, 2008)
	Three months ended November 30,		Through
	2010	2009	November 30, 2010
Revenues	$-	$-	$-

General and administrative expense:
Professional fees	25,823	-	29,853
Consulting fees	11,482	-	41,491
Research and development expense	33,565	-	134,218
Occupancy costs	6,300	-	25,924
Other general and administrative expenses	29,429	746	148,219
Total operating expenses	106,599	746	379,705
(Loss) from operations	(106,599)	(746)

Other income (expense):	-	-	-
(Loss) before taxes	(106,599)	(746)	(379,705)

Provision (credit) for taxes on income	-	-	-
Net (Loss)	$(106,599)	$(746)	$(379,705)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	71,634,000	138,937,500

The accompanying notes are an integral part of the interim consolidated financial statements

Sauer Energy, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the three months ended November 30, 2010 and 2009
 and for the period from Inception (August 7, 2008) to November 30, 2010
(Unaudited)

			Inception
	Three months ended		(August 7,2008)
	November 30,		Through
	2010	2009	November 30, 2010

Cash flows from operating activities:
Net (loss)	$(106,599)	$(746)	$(379,705)
Adjustments to reconcile net (loss) to net cash provided (used) by development stage activities:
Changes in operating assets and liabilities
Prepaid expense	2,775	-	(7,225)
Accounts payable and accrued expenses	7,666	-	13,221
Net cash flows used by operating activities	(96,158)	(746)	(373,709)

Cash flows from investing activities:
Purchase of furniture and equipment	(7,887)	-	(7,887)
Net cash flows used in investing activities	(7,887)	-	(7,887)

Cash flows from financing activities:
Proceeds from loan	11,000	-	100,022
Proceeds from shareholders’ loan	6,300	303	69,440
Repayment on shareholders’ loan	(19,308)	-	(19,308)
Proceeds from issuance of common stock, net of costs	77,300	-	247,000
Net cash flows provided by financing activities	75,292	303	397,154

Net increase in cash and cash equivalents	(28,753)	(443)	15,558
Cash and cash equivalents, beginning of period	44,311	819	-
Cash and cash equivalents, end of period	$15,558	$376	$15,558

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
The accompanying notes are an integral part of the interim consolidated financial statement

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
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

The Company’s fiscal year-end is August 31.

Basis of consolidation - The consolidated financial statements for 2010 and 2009 include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 1 - Organization and Summary of Significant Accounting Policies (continued):

Fair Value of Financial Instruments - The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820- 10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

Advertising and Marketing Costs - The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three month period ended November 30, 2010 and 2009 was $ 7,575 and $0 respectively.

Basic and Diluted Earnings Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no potentially dilutive securities outstanding as of November 30, 2010 and 2009

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies (continued):

Development Stage Company - The Company is considered a development stage company, with no limited operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as August 7, 2008.  Since inception, the Company has incurred an operating loss of $379,705. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions.  Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

 Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated a deficit of $379,705 as of November 30, 2010, and its total liabilities exceed its total assets by $140,592.

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

Note 4 - Loans payable:

During the three month period ended November 30, 2010, the company’s investors advanced  $11,000 to the Company. This amount is  unsecured, payable on demand and accrues no interest.

 As at November 30, 2010, loan payables of $100,022 are unsecured, payable on demand and accrue no interest. There is reasonable possibility that the Company  will issue shares of common stock in settlement of this  debt.

Note 5 – Related party transactions:

During the three month period ended November 30, 2010, the Company’s president and shareholder, Dieter Sauer advanced $6,300 to the Company and was repaid a total of $19,308 against his shareholders’ loan.  The balance of the loan was $50,132 at November 30, 2010, and $63,140 at August 31, 2010, respectively.  The loan carries no interest, is unsecured and is  payable upon demand.

Note 6 – Commitments and contingencies:

In February, 2010, the Company’s subsidiary leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five years:

2011	$18,900
2012	25,200
2013	25,200
2014	25,200
2015	2,100
$96,600

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 9 – Common stock:

Starting on July 21, 2010, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 800,000 units of securities at $0.25 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50 each.    The Company was oversubscribed and accepted additional private placement funds.  As of November 30, 2010, the Company issued 938,000 units of the securities in consideration of  funds received of $234,500.

As of November 30, 2010, the Company was authorized to issue 200,000,000 shares of par value $0.0001 common stock, of which 72,438,000 shares are issued and outstanding.

Note 10 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no other items that require disclosure.

Item 2                          Management’s Discussion and Analysis or Plan of Operation

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

 LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the quarter ended November  30, 2010 was $106,599 which was offset by net proceeds of $75,292 provided from financing activities, principally the sale of stock and warrants.

We had limited cash resources of $15,558 at November 30, 2010 and intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our August 31, 2010 Annual Report on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T.                               Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2010.  Based on that evaluation, our Chief Executive Officer has concluded that as of November 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of November 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2010 and the quarter ended November 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and,

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2010, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this quarterly report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Although there is substantial uncertainty in any such estimate, we anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $150,000 a year in increased salaries, legal and accounting expenses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1                                  Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2                                  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2010, we realized $77,300 from the sale of 309,200 units in a private placement.  Each unit consist of one share of common stock and one common stock purchase warrant with an exercise price of $0.50 and an expiration date of July 31, 2012.  The sales were exempt from regulation by reason of Regulation D under the Securities Act of 1933, specifically Rule 506 there under.  Each of the purchasers represented that they were and accredited investor and each certificate issued in the private placement has an appropriate restrictive legend and our transfer agent maintains stop transfer instructions with respect thereto. All sales were affected by our officer and we did not pay any commissions with respect thereto.

Item 3                                  Defaults Upon Senior Securities

None.

Item 4                                  REMOVED AND RESERVED

Item 5                                  Other Information

None.

Item 6                                  Exhibits

The following documents are filed as part of this Report.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. *
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer. *

* Filed herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: January 18, 2011	By:	/s/Dieter R. Sauer, Jr.
Name: Dieter R. Sauer, Jr.
Title: President and CEO