Form 10-Q
period 2011-02-28
SAUER ENERGY, INC.
filed 2011-04-14
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

800-829-8748
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,013,000 shares of common stock, par value $0.0001 per share, as of April 12, 2011.

SAUER ENRGY, INC.
REPORT ON FORM 10-Q

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended February 28, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information, these consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.
Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-9

Sauer Energy, Inc. (A Development Stage Enterprise) Consolidated Balance Sheets
	February 28, 2011 (Unaudited)	August 31, 2010 (Audited)
Assets
Current assets
Cash	$731	$44,311
Prepaid expense	3,225	10,000
Total current assets	3,956	54,311

Furniture and equipment	12,691	-
Total assets	$16,647	$54,311

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,053	$5,555
Loan payable	100,022	89,022
Shareholders’ loan	53,306	63,140
Total current liabilities	157,381	157,717

Stockholders' Deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 73,013,000 and 71,500,000 shares issued and outstanding on February 28, 2010 and August 31, 2010.	7,301	7,150
Additional paid-in capital	905,549	162,550
Deficit accumulated during the exploration stage	(1,053,584)	(273,106)
Total stockholders' deficit	(140,734)	(103,406)
Total Liabilities and Stockholders' Deficit	$16,647	$54,311

The accompanying notes are an integral part of the interim consolidated financial statements

Sauer Energy, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the six months ended February 28, 2011 and 2009
and for the period from Inception (August 7, 2008) to February 28, 2011
(Unaudited)

							Inception
							(August 7, 2008)
	Three months ended February 28,				Six months ended February 28,		Through
		2011		2010	2011	2010	February 28, 2011
Revenues	$		$		$-	$-	$-

General and administrative expense:
Professional fees		6,990		-	32,813	-	36,843
Consulting fees		386,206		-	397,688	-	427,697
Investor relations		198,216		-	198,216		198,216
Director fees		48,000		-	48,000	-	48,000
Research and development expense		13,044			46,609	-	147,262
Occupancy costs		8,923		2,100	15,223	2,100	34,847
Other general and administrative expenses		12,450		291	41,929	1,037	160,719
Total operating expenses		673,879		2,391	780,478	3,137	1,053,584
(Loss) from operations		(673,879)		(2,391)	(780,478)	(3,137)

Other income (expense):		-		-	-	-	-
(Loss) before taxes		(673,879)		(2,391)	(780,478)	(3,137)	(1,053,584)

Provision (credit) for taxes on income		-			-	-	-
Net (Loss)		$(673,879)		$(2,391)	$(780,478)	$(3,137)	$(1,053,584)

Basic earnings (loss) per common share		$(0.009)		$(0.00)	$(0.011)	$(0.00)

Weighted average number of common shares outstanding		72,965,013		138,937,175	72,520,137	138,937,175

The accompanying notes are an integral part of the interim consolidated financial statements

Sauer Energy, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the six months ended February 28, 2011 and 2010
 and for the period from Inception (August 7, 2008) to February 28, 2011
(Unaudited)

			Inception
	Six months ended		(August 7,2008)
	February 28,		Through
	2011	2010	February 28, 2010

Cash flows from operating activities:
Net (loss)	$(780,478)	$(3,137)	$(1,053,584)
Adjustments to reconcile net (loss) to net cash provided (used) by development stage activities:
Director fees issued by shares	48,000	-	48,000
Consulting fees issued by shares	380,000	-	380,000
Investor relation fees issued by shares	180,000	-	180,000
Changes in operating assets and liabilities
Prepaid expense	6,775	-	(3,225)
Accounts payable and accrued expenses	(1,502)	-	4,053
Net cash flows used by operating activities	(167,205)	(3,137)	(444,756)

Cash flows from investing activities:
Purchase of furniture and equipment	(12,691)	-	(12,691)
Net cash flows used in investing activities	(12,691)	-	(12,691)

Cash flows from financing activities:
Proceeds from loan	11,000	-	100,022
Proceeds from shareholders’ loan	16,300	3,131	79,440
Repayment on shareholders’ loan	(26,134)	-	(26,134)
Proceeds from issuance of common stock, net of costs	135,150	-	304,850
Net cash flows provided by financing activities	136,316	3,131	458,178

Net increase in cash and cash equivalents	(43,580)	(6)	731
Cash and cash equivalents, beginning of period	44,311	819	-
Cash and cash equivalents, end of period	$731	$813	$731

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the interim consolidated financial statement

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 1 - Organization and Summary of Significant Accounting Policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Sauer Energy, Inc. (formerly: BCO Hydrocarbon Ltd.) (identified in these footnotes as “we” or the “Company”) was incorporated in the State of Nevada, United States of America on August 19, 2008. It was a natural resource exploration stage company holding an option on a 50% working interest in certain oil and gas leases in Canada.

Sauer Energy Inc. (the “Old Sauer”) was incorporated in California on August 7, 2008. The Company is a development stage company engaged in the design and manufacture of vertical axis wind turbine (VAWT) systems.

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

The Company’s fiscal year-end is August 31.

Basis of consolidation - The consolidated financial statements for 2011 and 2010 include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

Advertising and Marketing Costs - The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expenses for the three month period ended February 28, 2011 and 2010 was $ 10,166 and $0 respectively.

Basic and Diluted Earnings Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no potentially dilutive securities outstanding as of February 28, 2011 and 2010.

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies (continued):

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915.  ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as August 7, 2008.  Since inception, the Company has incurred an operating loss of $1,053,584. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions.  Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

Note 2 – Recent accounting pronouncements:

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The ASC was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated a deficit of $1,053,584 as of February 28, 2011, and its total liabilities exceed its total assets by $140,734.

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

Management plans to raise additional capital through the sale of stock to pursue business development activities.

Note 4 - Loans payable:

During the six month period ended February 28, 2011, the company’s investors advanced $11,000 to the Company. This amount is unsecured, payable on demand and accrues no interest.

 As at February 28, 2011, loan payables of $100,022 are unsecured, payable on demand and accrue no interest. There is reasonable possibility that the Company will issue shares of common stock in settlement of this debt.

Note 5 – Related party transactions:

During the six month period ended February 28, 2011, the Company’s president and shareholder, Dieter Sauer advanced $6,300 to the Company and was repaid a total of $26,134 against his shareholders’ loan.  The balance of the loan was $53,306 at February 28, 2011, and $63,140 at August 31, 2010, respectively.  The loan carries no interest, is unsecured and is payable upon demand.

During the six month period ended February 28, 2011, a Company shareholder advanced $10,000 to the Company. The balance of the loan was $10,000 at February 28, 2011. The loan carries no interest, is unsecured and is payable upon demand.

During the six month period ended February 28, 2011, the Company issued 40,000 shares to the Directors of the Company. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value at the date of the issuance   $48,000 was charged to director fees.

Note 6 – Commitments and contingencies:

In February, 2010, the Company’s subsidiary leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five years:

2011	$12,600
2012	25,200
2013	25,200
2014	25,200
2015	2,100
$90,300

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 7 – Common stock:

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

Starting on January 1, 2011, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 666,667 units of securities at $0.30 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2013 with an exercise price of $0.60 each. As of February 28, 2011, the Company issued 192,833 units of the securities in consideration of funds received of $57,850.

As of February 28, 2011, 1,035,500 shares were issued pursuant to the private placement agreements. 95,333 shares are not issued through the date that the financial statements were issued.

During the six months period ended February 28, 2011, the Company issued a total of 287,500 shares of common stock to certain consultants as compensation for services. The range of fair value of the stock was $1.20 ~ $1.55.  Based on the fair value of the common stock on the day of issuance, $380,000 was charged to consulting expenses.

During the six months period ended February 28, 2011, the Company issued 150,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the stock on the day of issuance, $180,000 was charged to investor relations expenses.

During the six month period ended February 28, 2011, the Company issued 40,000 shares of common stock as directors fees  to certain directors of the Company. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the common stock on the date of issuance, $48,000 was charged to director fees.

As of February 28, 2011, the Company was authorized to issue 200,000,000 shares of par value $0.0001 common stock, of which 73,013,000 shares of common stock are issued and outstanding.

 Note 8 – Warrants

During the six months period ended February 28, 2011, the Company entered into two series of private placement agreements with various investors. (Refer: Note - Common stock)

The first agreement called for the issuance of 938,000 Units of securities at $0.25 per unit for total cash proceeds of $234,500. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50.

The second agreement called for the issuance of 666,667 Units of securities at $0.30 per unit for total cash proceeds of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2013 with an exercise price of $0.60.

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

 Note 8 – Warrants (continued):

The following table is a summary of information about the warrants outstanding at February 28, 2011.

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	1,130,833	1.59 years	$0.52

The following table is a summary of activity of outstanding stock warrants:

	Number of Shares	Weighted Average Exercise Price
Balance, August 31, 2010	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants Granted	1,130,833	0.52
Warrants exercised	-0-	-0-
Balance, February 28, 2011	1,130,833	$0.52

Note 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no other items that require disclosure except that the Company has sold 1,327,800 units each comprised of one share of common stock and one common stock purchase warrant exercisable at $0.60 at $0.30 per unit for proceeds of $442,600.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six months ended February 28, 2011 was $167,205 which was offset by net proceeds of $136,316 provided from financing activities, principally the sale of stock and warrants.

We had limited cash resources of $731 at February 28, 2011 and intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.  During the period March 1, 2011 to April 12, 2011 we have realized $442,600 from the sale of our securities in a private placement.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our November 30, 2010 Annual Report on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is not required as we are a smaller reporting company.

Item 4T. - Controls and Procedures

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Although there is substantial uncertainty in any such estimate, we anticipate the costs of implementing these remediation initiatives will be approximately $150,000 to $150,000 a year in increased salaries, legal and accounting expenses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended November 30, 20100 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 28, 2011, we realized $57,850 from the sale of 192,833 units in a private placement.  Each unit consist of one share of common stock and one common stock purchase warrant with an exercise price of $0.60 and an expiration date of July 31, 2012.  The sales were exempt from regulation by reason of Regulation D under the Securities Act of 1933, specifically Rule 506 there under.  Each of the purchasers represented that they were and accredited investor and each certificate issued in the private placement has an appropriate restrictive legend and our transfer agent maintains stop transfer instructions with respect thereto. All sales were affected by our officer and we did not pay any commissions with respect thereto.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – REMOVED AND RESERVED

Item 5 – Other Information

None.

Item 6 – Exhibits

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

SAUER ENERGY, INC.

Date: April 13, 2011	By:	/s/Dieter R. Sauer, Jr.
Name: Dieter R. Sauer, Jr.