Form 10-Q
period 2011-05-31
SAUER ENERGY, INC.
filed 2011-07-13
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,237,442 shares of common stock, par value $0.0001 per share, as of July 11, 2011.

SAUER ENRGY, INC.
REPORT ON FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended May 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011. For further information, these consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-9

Sauer Energy, Inc. (A Development Stage Enterprise) Consolidated Balance Sheets
	May 31, 2011 (Unaudited)	August 31, 2010 (Audited)
Assets
Current assets
Cash	$247,099	$44,311
Prepaid expense	3,225	10,000
Total current assets	250,324	54,311

Furniture and equipment, net	39,601	-
Total assets	$289,925	$54,311

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$7,562	$5,555
Loan payable	50,685	89,022
Shareholders’ loan	10,000	63,140
Total current liabilities	68,247	157,717

Stockholders' Deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 75,330,749 and 71,500,000 shares issued and outstanding on May 31, 2011 and August 31, 2010.	7,533	7,150
Additional paid-in capital	1,606,150	162,550
Deficit accumulated during the exploration stage	(1,392,005)	(273,106)
Total stockholders' equity (deficit)	221,678	(103,406)
Total Liabilities and Stockholders' Equity (Deficit)	$289,925	$54,311

The accompanying notes are an integral part of the interim consolidated financial statements

Sauer Energy, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
For the nine month ended May 31, 2011 and 2010
and for the period from Inception (August 7, 2008) to May 31, 2011
(Unaudited)

	Three months ended		Nine months ended		Inception
	May 31,		May 31,		(August 7, 2008)
	2011	2010	2011	2010	Through May 31, 2011

Revenues	$-	$-	$-	$-	$-

General and administrative expense:
Professional fees	15,500	-	48,313	-	52,343
Consulting fees	144,242	16,699	541,930	16,699	571,939
Investor relations	4,400	-	202,616		202,616
Director fees	-	-	48,000	-	48,000
Research and development expense	84,693	36,924	131,302	36,924	231,955
Depreciation	1,561	-	1,561	-	1,561
Occupancy costs	12,539	8,060	27,762	10,160	47,386
Other general and administrative expenses	75,486	41,100	117,415	42,137	236,205
Total operating expenses	338,421	102,783	1,118,899	105,920	1,392,005

(Loss) from operations	(338,421)	(102,783)	(1,118,899)	(105,920)	(1,392,005)

Other income (expense):	-	-	-	-	-
(Loss) before taxes	(338,421)	(102,783)	(1,118,899)	(105,920)	(1,392,005)

Provision (credit) for taxes on income	-		-	-	-

Net (Loss)	$(338,421)	$(102,783)	$(1,118,899)	$(105,920)	$(1,392,005)

Basic earnings (loss) per common share	$(0.005)	$(0.001)	$(0.015)	$(0.001)
Weighted average number of common shares outstanding	73,889,709	138,937,175	72,875,155	138,937,175

The accompanying notes are an integral part of the interim consolidated financial statements

Sauer Energy, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
For the nine month ended May 31, 2011 and 2010
and for the period from Inception (August 7, 2008) to May 31, 2011
(Unaudited)

	Nine months ended		Inception
	May 31		(August 7, 2008)
	2011	2010	Through May 31, 2011
Cash flows from operating activities:
Net (loss)	$(1,137,649)	$(105,920)	$(1,410,755)
Adjustments to reconcile net (loss) to net cash provided (used) by development stage activities:
Director fees issued by shares	48,000	-	48,000
Consulting fees issued by shares	455,480	-	455,480
Investor relation fees issued by shares	180,000	-	180,000
Depreciation	1,561	-	1,561
Changes in operating assets and liabilities
Prepaid expense	6,775	-	(3,225)
Accounts payable and accrued expenses	2,007	-	7,562
Net cash flows used by operating activities	(443,826)	(105,920)	(721,377)

Cash flows from investing activities:
Purchase of furniture and equipment	(41,162)	-	(41,162)
Net cash flows used in investing activities	(41,162)	-	(41,162)

Cash flows from financing activities:
Proceeds from loan	11,000	89,022	100,022
Repayment on loan	(49,337)	-	(49,337)
Proceeds from shareholders’ loan	19,116	24,214	82,256
Repayment on shareholders’ loan	(72,256)	-	(72,256)
Proceeds from issuance of common stock, net of costs	779,253	-	948,953
Net cash flows provided by financing activities	687,776	113,236	1,009,638

Net increase in cash and cash equivalents	202,788	7,316	247,099
Cash and cash equivalents, beginning of period	44,311	819	-
Cash and cash equivalents, end of period	$247,099	$8,135	$247,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 1 - Organization and Summary of Significant Accounting Policies (continued):

Fixed assets - Property, plant and equipment is valued at cost less accumulated depreciation and impairment losses. If the costs of certain components of an item of property, plant and equipment are significant in relation to the total cost of the item, they are accounted for and depreciated separately. Depreciation expense is recognized using the straight-line method and is amortized over the estimated useful life of the related asset. The following useful lives are assumed:

Furniture & office equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 - 5 years

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

- Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

- Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of May 31, 2011, reflect

- Cash: Level One measurement based on bank reporting.
- Loan receivable and loans from Officers and related parties: Level 2 based on promissory notes.

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

Advertising and Marketing Costs - The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expenses for the nine month period ended May 31, 2011 and 2010 was $ 31,967 and $16,204 respectively.

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 1 - Organization and summary of significant accounting policies (continued):

Basic and Diluted Earnings Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no potentially dilutive securities outstanding as of May 31, 2011 and 2010.

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $1,392,834. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

Note 2 – Recent accounting pronouncements:

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurement — In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $1,392,005 as of May 31, 2011.

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

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 4 - Loans payable:

As at August 31, 2010, the Company had received $89,022 from various lenders. During the nine month period ended May 31, 2011, the Company repaid a total of $49,337 against these loans. As at May 31, 2011, loan payables of $39,685 are unsecured, payable on demand and accrue no interest

During the nine month period ended May 31, 2011, the Company received $11,000 from a lender. This amount is unsecured, payable on demand and accrues no interest.

Note 5 – Property and equipment

Property and Equipment consisted of the following at May 31, 2011 and August 31, 2010.
	May 31, 2011	August 31, 2010
Computer and equipment	$41,162	$-
Less accumulated depreciation/amortization	(1,561)	-
Property and equipment, net	$39,601	$-

Note 6 – Related party transactions:

As at August 31, 2010, the Company owed $63,140 to Dieter Sauer, the Company’s president and shareholder. During the nine month period ended May 31, 2011, Mr. Sauer advanced $9,116 to the Company. The loan carries no interest, is unsecured and is payable upon demand. The Company was repaid in full in a total of $72,256 against his shareholders’ loan.

During the nine month period ended May 31, 2011, Mr. Sauer invoiced amount of $17,921 to the Company as consulting services. The Company paid full in cash.

During the nine month period ended May 31, 2011, a shareholder of the Company advanced $10,000 to the Company. The balance of the loan was $10,000 at May 31, 2011. The loan carries no interest, is unsecured and is payable upon demand.

During the nine month period ended May 31, 2011, the Company issued 40,000 shares to the Directors of the Company for director’s fee. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value at the date of the issuance $48,000 was charged to director fees.

Note 7 – Commitments and contingencies:

In February, 2010, the Company’s subsidiary leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

Lease Commitments – following five years:

2011	$6,300
2012	25,200
2013	25,200
2014	25,200
2015	2,100
$84,000

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 8 – Common stock:

Starting on July 21, 2010, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 800,000 units of securities at $0.25 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50 each. The private placement was oversubscribed and the Company accepted additional private placement funds. As of May 31, 2011, the Company issued 938,000 units of the securities in consideration of funds received of $234,500.

Starting on January 1, 2011, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 666,667 units of securities at $0.30 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2013 with an exercise price of $0.60 each. The private placement was oversubscribed and the Company accepted additional private placement funds. As of May 31, 2011, the Company issued 2,339,849 units of the securities in consideration of funds received of $701,953.

During the nine month period ended May 31, 2011, the Company issued a total of 362,900 shares of common stock to certain consultants as compensation for services. The range of fair value of the stock was $0.75 ~ $1.55. Based on the fair value of the common stock on the day of issuance, $436,730 was charged to consulting expenses.

During the nine month period ended May 31, 2011, the Company issued 150,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the stock on the day of issuance, $180,000 was charged to investor relations expenses.

During the nine month period ended May 31, 2011, the Company issued 40,000 shares of common stock as directors’ fees to certain directors of the Company. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the common stock on the date of issuance, $48,000 was charged to director fees.

As of May 31, 2011, the Company was authorized to issue 200,000,000 shares of par value $0.0001 common stock, of which 75,330,749 shares of common stock are issued and outstanding.

Note 9 – Warrants

During the nine month period ended May 31, 2011, the Company entered into two series of private placement agreements with various investors. (Refer: Note 8 - Common stock)

Under the first private placement, the Company issued 938,000 Units of securities at $0.25 per unit for total cash proceeds of $234,500. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50.

Under the second private placement, the Company issued 2,339,849 Units of securities at $0.30 per unit for total cash proceeds of $701,953. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2013 with an exercise price of $0.60.

Sauer Energy, Inc.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
(Unaudited – Prepared by Management)

Note 9 – Warrants (continued):

The following table is a summary of information about the warrants outstanding at May 31, 2011.

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	3,277,849	1.88 years	$0.57

The following table is a summary of activity of outstanding stock warrants:

	Number of Shares	Weighted Average Exercise Price
Balance, August 31, 2010	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants Granted	3,277,849	0.57
Warrants exercised	-0-	-0-
Balance, May 31, 2011	3,277,849	$0.57

Note 10 – Subsequent Events

On July 5, 2011, the Company issued a total of 260,000 units of the securities in consideration of funds received of $78,000 under the second private placement.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine months ended May 31, 2011 was $443,826 which was offset by net proceeds of $687,776 provided from financing activities, principally the sale of stock and warrants.

 We had cash resources of $247,099 at May 31, 2011 and intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.  During the period June 1, 2011 to July 11, 2011 we have realized $78,000 from the sale of our securities in a private placement.

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

Item 4T. -Controls and Procedures

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2011.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of May 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2011.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Although there is substantial uncertainty in any such estimate, we anticipate the costs of implementing these remediation initiatives will be approximately $150,000 to $200,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

 We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 –  Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2 –  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended May 31, 2011, we realized $779,253 from the sale of shares of common stock and warrants in units in private placements.  The common stock and warrants were sold in units with each unit consist of one share of common stock and one common stock purchase warrant with an exercise price of $0.60 and an expiration date of July 31, 2012.  The sales were exempt from regulation by reason of Regulation D under the Securities Act of 1933, specifically Rule 506 there under.  Each of the purchasers represented that they were and accredited investor and each certificate issued in the private placement has an appropriate restrictive legend and our transfer agent maintains stop transfer instructions with respect thereto. All sales were affected by our officer and we did not pay any commissions with respect thereto.

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

Sauer Energy, Inc.

Date: July 12, 2011	By:	/s/Dieter R. Sauer, Jr.
Name: Dieter R. Sauer, jr.
Title: CEO (Principal Executive, Accounting and Financial Officer)