Form 10-K
period 2011-08-31
SAUER ENERGY, INC.
filed 2011-12-14
CIK 1446152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2011
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
---------------------------------------------------------------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

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

Large accelerated filer   Accelerated filer   Non-accelerated Filer   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 9, 2011:  $20,490,019.

The number of shares of the registrant’s common stock outstanding as of December 9, 2011:  77,964,436

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

Need For Any Government Approval of Principal Products or Services:

We never had any production, however, our operator was required to have government approvals for all drilling and production activities undertaken in the Province of Alberta and thus, if we had continued in the oil and gas business, we would have been required to ensure that all approvals were granted and complied with. We cannot ascertain what the associated costs might have been.

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

SEI, whose business is described more fully below, is a development stage California corporation formed in 2008 engaged in the design and manufacture of vertical axis wind turbine (VAWT) systems.  Management believes that SEI’s innovative design and utility makes it highly efficient and cost effective to own and operate.  The initial VAWTs to be sold by the Company will be designed to be sold as a kit to be mounted on a typical house or small building.  As a result of the Closing, the Company is engaged in the business of SEI, but the Company will require substantial additional capital to complete the development stage of that business.  Management can give no assurance that any additional capital will be raised or that SEI’s VAWT’s will be successfully marketed or that, if marketed, they can be marketed profitably.   The Company does not have any commitments to raise additional capital.  Mr. Sauer is the assignee of a design patent, No D597028S granted July 29, 2009 for a vertical axis wind turbine that is designed to be reliable, efficient and inexpensive.

Due to his acquisition of 39,812,500 shares in connection with the Closing and the return for cancellation of 68,067,500 shares, upon the consummation of the closing under the Agreement, Dieter Sauer, Jr. owned approximately 51.6% of the Company’s issued and outstanding shares.

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

Advantages are:

·	Flexibility in various locations

·	Ease of installation

·	Strong and durable

·	Minimal maintenance

·	Withstand harsh environment

Residential

Our small VAWT Systems are designed to be attached to any building.  We foresee our systems being used in residences as back-up power for black outs, to reduce power grid consumption and for generation of power to be inserted into the grid for revenue.

Our End-of-the-line VAWT System is a micro power station attached to a number of homes and to the power grid.

Advantages are:

·	Maintain normal services

·	No power lost to impurities in the transmission

·	Excess power re-injected into grid for revenue

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

Governmental Regulation

There are no Federal-level regulations that specifically controls the sale, distribution and installation of small wind turbines beyond general small business regulations.  However, each state regulates the sale, installation and interconnection of alternative energy within their state.  Utilities are required to interconnect and purchase renewable energy from small wind systems under the Public Utility Regulatory Policies Act of 1978 (“PURPA”), and individual utilities are permitted to regulate that process.

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

Competition

We compete with all energy suppliers, including utilities and manufacturers of energy producing equipment.  We believe that there are 95 U.S. small wind turbine companies.  Of those, the majority are in the start-up phase.  However, a few have longer operating histories or greater name recognition such as WePower Sustainable Energy Solutions, Windside Production Ltd., Mariah Power, Helix Wind Corp., and OregonWind Inc.  Companies in other countries also produce small wind turbines.  We also compete with solar-thermal and solar-photovoltaics systems.  However, solar power installations are significantly more expensive than our VAWT Systems.

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

Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $274,640 in fiscal 2011 on research and development and $82,893 on research and development in 2010.  We anticipate that our research and development expenditures will continue to rise in the current year if we are able to secure financing so that we have the resources to pursue these efforts.  In the year ended August 31, 2011 we conducted third party testing at the University of Washington Aeronautical Laboratory, a testing organization under the University's Department of Aeronautics and Astronautics.  The primary aerodynamic testing facility is the F. K. Kirsten Wind Tunnel.  We have done our third-party wind tunnel testing at their facility in the past and look forward to utilizing their facility for continued research and development testing.

Manufacturing

We have determined to use VEC Technologies, LLC of Greenville, Pennsylvania for manufacture of the blades for our products because of its reputation for consistent quality,materials and dependable production.  The first resin composite blades have been received from VEC Technologies, LLC, as promised and to specifications.
The other components of our products are available from several sources at prices we deem reasonable.  We plan to establish an assembly facility during 2012 and begin commercial assembly during 2012.  Until our new facility is established we will manufacture within our existing facility.
Employees

As of August 31, 2011, we had 2 full-time employees and 13 independent contractors.  We believe our relationships with our current employees are good.  We also retain a limited number of independent contractors to perform projects.  To implement our business strategy, we expect, over time, continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.

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

 We do not have sufficient cash on hand.

As at August 31, 2011, we had $74,559 cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $5,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.  During fiscal 2011 we conducted an offering of our common stock under regulation D which, through yielded proceeds of approximately $921,000.  We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.
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

International operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

·	changes in foreign currency exchange rates;
·	changes in a specific country’s economic conditions;
·	trade protective measures and import or export requirements or other restrictive actions by foreign governments; and
·	changes in tax laws.

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

We are a technology development company and are in a production phase where we may encounter difficulties that we did not anticipate.  Unforeseen problems relating to manufacture of the units or their operating effectively in the field could have a negative impact on adoption, future shipments and our operating results.

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

Control by Management

Our company is effectively controlled by management, specifically Dieter Sauer, Jr., our CEO and sole director, who owns 39,812,500 shares or 51.6% of our 77,964,436 issued and outstanding shares of common stock as of December 9, 2011.  Accordingly, he will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of December 9, 2011 we had 77,964,436 shares of common stock outstanding. 32,995,200 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At August 31, 2011 we had outstanding an aggregate of 44,969,236 shares of restricted common stock.  All of our shares of common stock might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

PART II

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

The following chart sets forth certain information regarding the closing prices of our stock for the period indicated.

Fiscal Year Ended August 31, 2011

	High Closing Price	Low Closing Price

First Quarter	$1.20	$1.00

Second Quarter	$1.30	$0.77

Third Quarter	$1.15	$0.42

Fourth Quarter	$0.68	$0.41

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

Holders

As of December 9, 2011, we had 122 shareholders of record and 77,964,436 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

None.

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

RESULTS OF OPERATIONS

We did not have material operations prior to the prior year so any year to year comparison is not meaningful.

Fiscal Year 2011 vs. Fiscal Year 2010

Operations

We have not realized any revenue to date.  Our operating expenses increased from $214,899 in FY 2010 to $1,366,199 in FY 2011 as professional fees, largely related to being a public company with significant activity went from $4,030 in FY 2010 to $57,994 in FY 2011; research and development costs went from $82,893 in FY 2010 to $274,640 in FY 2011 and our general and administrative expense went from $127,976 in FY 2010 to $1,022,304 in FY 2011.  These increases expense, which reflect our higher level of operations in FY 2011 resulted in our net loss increasing from $(102,783) in FY 2010 to $(1,366,199) in FY 2011.  We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2011 was $679,672 which was offset by net proceeds of $920,829 from the sale of our stock.  We had $74,559 of cash on hand at the end of the year ended August 31, 2011.  This is not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

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

None

ITEM 9A.      CONTROLS and PROCEDURES.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2011.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of August 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2011.

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

PART 1II

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2011 are:

Name	Age	Position(s)
Dieter R. Sauer, Jr.	56	Director and CEO
Ana Sauer	61	Secretary
Jeff Massey	56	Director
Zohreh Hashemi	58	Director

 Dieter R Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Mr. Sauer founded our operating subsidiary, Sauer Energy, Inc., a California corporation, in August 2008 and has worked for that company since then.

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

Jeff Massey joined our board on December 8, 2010.   Mr. Massey is President and Chief Executive Officer of Asbuilt Information Systems, which he founded in 1990 and built to become one of the largest privately held U.S. professional services firms specializing in a wide variety of software implementation and turnkey solutions for building measurement, tenant and corporate space accounting.

Zohreh Hashemi joined our board on December 8, 2010.  Ms. Hashemi worked for Amgen, Inc., from 2000 through 2009 as a Senior System Engineer.  Prior thereto she held management positions with Sony Pictures Entertainment, BAX Global, Universal Studios and Hughes Aircraft.  As an engineer, she has lead departments in development and implementation controls and procedures and has spent the majority of her career in development of various products.  She also has established strategic manufacturing relationships.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2011 and August 31, 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name & Principal Position	Year	Salary	Stock		Option Awards	Non-Equity Incentive Plan Compensation	Oher Comp.	All other comp.
			Bonus	Awards
Dieter R. Sauer Jr.,	2011	$17,921	-	-	-	-	-	-
CEO (and CFO)	2010	-	-	-	-	-	-	-
Ana Sauer,	2011	-	-	-	-	-	-	-
Secretary	2010	-	-	-	-	-	-	-
Malcolm Albery	2011	-	-	-	-	-	-	-
CEO (and CFO) (Former	2010	-	-	-	-	-	-	-

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

NAME and ADDRESS OF BENEFICIAL OWNER	OFFICE	AMOUNT and NATURE of BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Dieter Sauer, Jr.	Director, CEO, President	39,812,500 common shares held directly	51.6%
Ana Sauer	Secretary	0	0%
Jeff Massey	Director	20,000
Zoreh Hashemi	Director	20,000
All Officers and Directors as a group (4 Persons)		39,852,500 common shares held directly	52.1%

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

Upon their appointment as directors each of Jeff Massey and Zohreh Hashemi were awarded 20,000 shares of our common stock.

Director Independence

We believe that our Jeff Massey and Zohreh Hashemi are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards due to his positions with and stock ownership in us.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended August 31, 2011 was $14,500.

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

3.3
Articles of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada on October 15, 2010 Incorporated by reference to the like numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended August 31, 2010

10.1
Farm-In Agreement dated August 29, 2008 between Unitech Energy Resources Inc. and BCO Hydrocarbon Ltd.  Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with the SEC on October 30, 2008

10.2
Agreement and Plan of Reorganization, dated June 23, 2010, by and among the Registrant, Dieter R. Sauer, Jr., and Malcolm Albery.  Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 25, 2010.

22.1         Subsidiaries of the Registrant. Filed herewith

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: December 14, 2011	By:	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	December 14, 2011
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	December 14, 2011
Jeff Massey

/s/ Zohreh Hashemi	Director	December 14, 2011
Zohreh Hashemi

SAUER ENERGY, INC.

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Audited)
FOR THE PERIOD FROM INCEPTION (AUGUST 7, 2008) TO
FISCAL YEAR END AUGUST 31, 2011

REPORTED IN UNITED STATES DOLLARS

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Changes In Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders
Sauer Energy Inc.
Newbury Park, California

I have audited the accompanying consolidated balance sheets of Sauer Energy, Inc. as of August 31, 2011 and 2010 and the related statements of operations, deficit and cash flows for the years then ended, and for the period since inception, (August 7, 2008), to August 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sauer Energy, Inc. as of August 31, 2011 and 2010 and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended, and for the period since inception, (August 7, 2008), to August 31, 2011 in conformity with United States generally accepted accounting principles.

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
November 25, 2011

Sauer Energy, Inc. (A Development Stage Enterprise) Consolidated Balance Sheets

	August 31, 2011	August 31, 2010
Assets
Current assets
Cash	$74,559	$44,311
Prepaid expense	-	10,000
Total current assets	74,559	54,311

Property, plant and equipment, net of depreciation	57,820	-
Total assets	$132,379	$54,311

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$6,091	$5,555
Loan payable	-	89,022
Shareholders’ loan	10,000	63,140
Total current liabilities	16,091	157,717

Stockholders' Deficit
Common stock, $0.0001 par value, 200,000,000 shares authorized, 75,590,749 and 71,500,000 shares issued and outstanding on May 31, 2011 and August 31, 2010.	7,559	7,150
Shares subscription	63,910
Additional paid-in capital	1,684,124	162,550
Deficit accumulated during the exploration stage	(1,639,305)	(273,106)
Total stockholders' equity (deficit)	116,288	(103,406)
Total Liabilities and Stockholders' Equity (Deficit)	$132,379	$54,311

The accompanying notes are an integral part of these consolidated audited financial statements

Sauer Energy, Inc. (A Development Stage Enterprise) Consolidated Statements of Operations
			Inception
	Fiscal Year Ended		(August 7, 2008)
	August 31,		Through
	2011	2010	August 31, 2011

Revenues	$-	$-	$-

General and administrative expense:
Professional fees	57,994	4,030	62,024
Research and development expense	274,640	82,893	375,293
Depreciation	11,261	-	11,261
Other general and administrative expenses	1,022,304	127,976	1,190,727
Total operating expenses	1,366,199	214,899	1,639,305

(Loss) from operations	(1,366,199)	(214,899)	(1,639,305)

Other income (expense):	-	-	-
(Loss) before taxes	(1,366,199)	(214,899)	(1,639,305)

Provision (credit) for taxes on income	-		-
Net (Loss)	$(1,366,199)	$(102,783)	$(1,639,305)

Basic earnings (loss) per common share	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	73,534,702	121,939,555

The accompanying notes are an integral part of these consolidated audited financial statements

Sauer Energy, Inc. (A Development stage enterprise) Statement of Changes in Stockholders' Equity (Deficit)
			Additional			Total
	Common Stock		Paid in	Shares	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscription	Deficit	Equity (Deficit)

Inception, August 7, 2008	-	$-	$-	$-	$-	$-
Shares issued for cash	500,000	500	12,000	-	-	12,500
Recapitalization on July 25, 2010	(499,675)	(500)	500	-	-	-
Development stage net (loss)	-	-	-	-	(45,541)	(45,541)
Balances, August 31, 2008	325	-	12,500	-	(45,541)	(33,041)
Shares issued for cash	138,937,175	13,894	(13,894)	-	-	-
Development stage net (loss)				-	(12,666)	(12,666)
Balances, August 31, 2009	138,937,500	13,894	(1,394)	-	(58,207)	(45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744	-		-
Shares subscription for cash	-	-	157,200	-		157,200
Development stage net (loss)	-	-		-	(214,899)	(214,899)
Balance, August 31, 2010	71,500,000	7,150	162,550	-	(273,106)	(103,406)
Shares issued for services fee	552,900	55	664,675	-	-	664,730
Shares subscription for cash	-	-	-	63,910	-	63,910
Shares issued for cash	3,537,849	354	856,899	-	-	857,253
Development stage net (loss)	-	-	-	-	(1,366,199)	(1,366,199)
	75,590,749	$7,559	$1,684,124	$63,910	$(1,639,305)	116,288

The accompanying notes are an integral part of these consolidated audited financial statements

Sauer Energy, Inc. (A Development Stage Enterprise) Consolidated Statements of Cash Flows
			Inception
	Fiscal year ended		(August 7,2008)
	August 31,		Through
	2011	2010	August 31, 2011

Cash flows from operating activities:
Net (loss)	$(1,366,199)	$(214,899)	$(1,639,305)
Adjustments to reconcile net (loss) to net cash provided (used) by development stage activities:
Director fees issued by shares	48,000	-	48,000
Consulting fees issued by shares	436,730	-	436,730
Investor relation fees issued by shares	180,000	-	180,000
Depreciation	11,261	-	11,261
Changes in operating assets and liabilities
Prepaid expense	10,000	(10,000)	-
Accounts payable and accrued expenses	536	5,555	6,091
Net cash flows used by operating activities	(679,672)	(219,344)	(957,223)

Cash flows from investing activities:
Purchase of furniture and equipment	(69,081)	-	(69,081)
Net cash flows used in investing activities	(69,081)	-	(69,081)

Cash flows from financing activities:
Proceeds from loan	11,000	89,022	100,022
Repayment on loan	(100,022)	-	(100,022)
Proceeds from shareholders’ loan	19,116	16,614	82,256
Repayment on shareholders’ loan	(72,256)	-	(72,256)
Proceeds from issuance of common stock, net of costs	921,163	157,200	1,090,863
Net cash flows provided by financing activities	779,001	262,836	1,100,863

Net increase in cash and cash equivalents	30,248	43,492	74,559
Cash and cash equivalents, beginning of period	44,311	819	-
Cash and cash equivalents, end of period	$74,559	$44,311	$74,559

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated audited financial statements

Sauer Energy, Inc.
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

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

The agreement was executed on July 25, 2010. Sauer Energy, Inc. became a wholly-owned subsidiary of the Company. On August 29, Malcolm Albery resigned as President and was replaced by Dieter Sauer.  In the following month, the Company changed its name from BCO Hydrocarbon Ltd. to Sauer Energy, Inc.

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
August 31, 2011 and 2010

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

Federal income taxes -The Company utilizes FASB ACS 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. When, in the opinion of management, it is more likely than not that some part or all of the deferred tax assets will not be realized. Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Advertising and Marketing Costs - The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expenses for the fiscal year ended August 31, 2011 and 2010 was $76,836 and $9,237 respectively.

Sauer Energy, Inc.
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Note 1 - Organization and summary of significant accounting policies (continued):

Basic and Diluted Earnings Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no potentially dilutive securities outstanding as of August 31, 2011 and 2010.

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $1,639,305. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $1,639,305 as of August 31, 2011.

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

Sauer Energy, Inc.
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Note 4 - Loans payable:

As at August 31, 2010, the Company had received $89,022 from various lenders. During the fiscal year ended August 31, 2011, the Company further received $11,000 from a lender. This amount is unsecured, payable on demand and accrues no interest. The Company repaid in full in a total of $100,022 against these loans.

Note 5 – Property and equipment

Property and Equipment consisted of the following at August 31, 2011 and August 31, 2010.
	August 31, 2011	August 31, 2010
Computer and equipment	$69,081	$-
Less accumulated depreciation/amortization	(11,261)	-
Property and equipment, net	$57,820	$-

Note 6 – Related party transactions:

As at August 31, 2010, the Company owed $63,140 to Dieter Sauer, the Company’s president and shareholder. During the year ended August 31, 2011, Mr. Sauer advanced $9,116 to the Company. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand. The Company  repaid full in a total of $72,256 against his shareholders’ loan.

During the year ended August 31, 2011, Mr. Sauer invoiced amount of $17,921 to the Company as consulting services. The Company paid full in cash.

During the year ended August 31, 2011, a shareholder of the Company advanced $10,000 to the Company. The balance of the loan was $10,000 at August 31, 2011. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

During the year ended August 31, 2011, the Company issued 40,000 shares to the Directors of the Company for director’s fee. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value at the date of the issuance $48,000 was charged to director fees.

Note 7 – Commitments and contingencies:

In February, 2010, the Company’s subsidiary leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five years:

2012	$25,200
2013	25,200
2014	25,200
2015	2,100
$77,700

Sauer Energy, Inc.
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $1,639,305 as of August 31, 2011.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

The components of the net deferred tax asset are summarized below for the fiscal years ended August 31:

	2011	2010	2009
Deferred tax asset – tax affected net operating loss	$584,000	$92,400	$5,400
Less valuation allowance	(584,000)	(92,400)	(5,400)
Net deferred tax asset – N.O.L.	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the fiscal years ended August 31:

	2011	2010	2009
Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense	(9)	(9)	(9)
Total	43%	43%	43%
Tax expense at actual rate	-	-	-

Income tax expense consisted of the following in the fiscal years ended August 31,
	2011	2010	2009
Tax expense	$0	$0	$0

The Company has no tax position at August 31, 2011 and August 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities.

Note 9 – Common stock:

Starting on July 21, 2010, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 800,000 units of securities at $0.25 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50 each. The private placement was oversubscribed and the Company accepted additional private placement funds. As of August 31, 2011, the Company issued 938,000 units of the securities in consideration of funds received of $234,500.

Starting on January 1, 2011, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 666,667 units of securities at $0.30 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2013 with an exercise price of $0.60 each. The private placement was oversubscribed and the Company accepted additional private placement funds. As of August 31, 2011, the Company issued 2,599,849 units of the securities in consideration of funds received of $779,955.

Sauer Energy, Inc.
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Note 9 – Common stock: (cont’d)

During the fiscal year ended August 31, 2011, the Company issued a total of 362,900 shares of common stock to certain consultants as compensation for services. The range of fair value of the stock was $0.75 ~ $1.55. Based on the fair value of the common stock on the day of issuance, $436,730 was charged to consulting expenses.

During the fiscal year ended August 31, 2011, the Company issued 150,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the stock on the day of issuance, $180,000 was charged to investor relations expenses.

During the fiscal year ended August 31, 2011, the Company issued 40,000 shares of common stock as directors’ fees to certain directors of the Company. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the common stock on the date of issuance, $48,000 was charged to director fees.

As of August 31, 2011, the Company was authorized to issue 200,000,000 shares of par value $0.0001 common stock, of which 75,590,749 shares of common stock are issued and outstanding.

Note 10 – Warrants

During the fiscal year ended August 31, 2011, the Company entered into two series of private placement agreements with various investors. (Refer: Note 9 - Common stock)

Under the first private placement, the Company issued 938,000 Units of securities at $0.25 per unit for total cash proceeds of $234,500. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50.

Under the second private placement, the Company issued 2,599,849 Units of securities at $0.30 per unit for total cash proceeds of $701,953. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2013 with an exercise price of $0.60.

The following table is a summary of information about the warrants outstanding at August 31, 2011.

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	3,537,849	1.65 years	$0.57

The following table is a summary of activity of outstanding stock warrants:

	Number of Shares	Weighted Average Exercise Price
Balance, August 31, 2010	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants Granted	3,537,849	0.57
Warrants exercised	-0-	-0-
Balance, August 31, 2011	3,537,849	$0.57

Sauer Energy, Inc.
 (A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
August 31, 2011 and 2010

Note 11 – Loss Contingencies, Legal Proceedings

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Note 12 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no other items that require disclosure.