Form 10-Q
period 2011-11-30
SAUER ENERGY, INC.
filed 2012-01-20
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

         Large accelerated filer o  Accelerated filer o  Non-accelerated Filer o  Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o  No x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 78,000,436 shares of common stock, par value $0.0001 per share, as of January 17, 2012.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

PART I

ITEM 1.                                FINANCIAL STATEMENTS

SAUER ENERGY
(A Development Stage Enterprise)
Consolidated Balance Sheet

	November 30,	August 31,
	2011	2011
ASSETS	(Unaudited)
Current Assets
Cash	$153,087	$74,559

Property and Equipment, net	93,723	57,820

Total Assets	$246,810	$132,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	-	$6,091
Stockholders' Loans	20,787	10,000
Total Current Liabilities	20,787	16,091

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
200,000,000 shares; issued and outstanding
75,590,749 shares on August 31, 2011
78,126,436 shares on November 30, 2011	7,813	7,559
Share Subscription	15,000	63,910
Additional Paid-In Capital	2,116,969	1,684,124
Accumulated deficit during the development stage	(1,913,759)	(1,639,305)
Total Stockholders' Equity	226,023	116,288

Total Liabilities and Stockholders' Equity	$246,810	$132,379

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

			Inception
			(August 7 2008)
	For the three months ended		through
	November 30,		November 30,
	2011	2010	2011

Revenue	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	9,096	25,823	71,120
Consulting	90,099		90,099
Research & development expense	95,329	33,565	470,622
Depreciation	3,234	-	14,495
Other general and administrative expenses	76,696	47,211	1,267,423
	274,454	106,599	1,913,759

(Loss) from operations	(274,454)	(106,599)	(1,913,759)

Other Income (expense)			-
(Loss) before taxes	(274,454)	(106,599)	(1,913,759)

Provision (credit) for taxes on income	-	-	-

Net (Loss)	$(274,454)	$(106,599)	$(1,913,759)

Basic earnings (loss) per common share:	$ (0.0036)	$ (0.0015)

Weighted average number of common
shares outstanding, basic and diluted	76,815,912	71,634,000

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)
			Inception
			(August 7 2008)
	For the three months ended		through
	November 30,		November 30,
	2011	2010	2011
Cash flows from operating activities:
Net (loss)	$ (274,454)	$ (106,599)	$ (1,913,759)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Director fees issued by shares			48,000
Consulting fees issued by shares	49,296		486,026
Investor relation fees issued by shares			180,000
Depreciation	3,234		14,495
Changes in operating assets and liabilities:
Prepaid expense		2,775	-
Accounts payable and accrued expenses	(6,091)	7,666	-
Net cash flows (used by) operating activities	(228,015)	(96,158)	(1,185,238)

Cash flows from investing activities:
Purchase of furniture and equipment	(39,137)	(7,887)	(108,218)
Net cash (used by) investing
activities	(39,137)	(7,887)	(108,218)
Cash flows from financing activities:
Proceeds from loan		11,000	100,022
Repayment on loan			(100,022)
Proceeds from shareholders' loan	10,787	6,300	93,043
Payment on shareholders' loan		(19,308)	(72,256)
Proceeds from issuance of common stock, net of costs	334,893	77,300	1,425,756
Net cash (used by) provided	345,680	75,292	1,446,543

Net increase (decrease) in cash	78,528	(28,753)	153,087
Cash, beginning of the period	74,559	44,311	-
Cash, end of the period	$ 153,087	$ 15,558	$ 153,087

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30, 2011

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended November 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended November 30, 2011 are not necessarily indicative of results for the entire year ending November 30, 2012.

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

On July 25, 2010, the Company, the president and sole director Malcolm Albery (“MA”) and Dieter Sauer, Jr. (“DS”) completed a closing (the “Closing”) under an Agreement and Plan of Reorganization, dated as of June 23, 2010 (the “Agreement”).  The Agreement provided: (a) for the purchase by DS of all of the 39,812,500 shares of the Company owned by MA for $55,200; (b) the contribution by DS of all of the shares of Old Sauer, a California corporation (“SEI”) to the Company; (c) the assignment of certain patent rights related to wind turbine technology held by DS to the Company; and (d) the election of DS to the Company’s board of directors.  In connection with the Closing, Mr. Sauer was elected President and CEO of the Company and two former shareholders of the Company agreed to (i) indemnify the Company against any claims resulting from breaches of representations and warranties by the Company in the Agreement; (ii) to acquire and cause to be returned for cancellation an aggregate of 67,437,500 shares of the Company’s common Stock, including all of the shares owned by former officer and director Daniel Brooks and; (3) assume all of the Company’s obligations in connection with certain oil and gas leases in Canada.

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

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30, 2010

Note 1 - Organization and summary of significant accounting policies (continued):

The Company’s fiscal year-end is August 31.

Basis of consolidation – The consolidated financial statements for include the Company and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

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

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30, 2010

Note 1 - Organization and summary of significant accounting policies (continued):

- Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of November 30, 2011, reflect

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

Advertising and Marketing Costs - The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expenses for the three months ended November 30, 2011 and 2010 was $2,749 and $7,575 respectively.

Basic and Diluted Earnings (Loss) Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 10).  However their exercise would be anti-dilutive, since the Company is in a loss position, and they are not counted in the calculation of loss per share.

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $1,913,759. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30, 2011

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $1,913,759 as of November 30, 2011.

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

Note 4 - Loans payable:

During the fiscal year ended August 31, 2011, the Company received $10,000 from a lender. This amount is unsecured, payable on demand and accrues no interest. In the three months ended November 30, 2011 the Company received a further $ 10,787from various lenders.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30, 2011, 2011

Note 5 – Property and equipment

Property and Equipment consisted of the following at November 30, 2011 and 2010.

	November 30, 2011	November 30, 2010
Computer and equipment	$69,081	$7,887
Less accumulated depreciation/amortization	(11,261)	-
Property and equipment, net	$57,820	$7,887

Note 6 – Related party transactions:

A shareholder of the Company advanced $10,000 to the Company in the prior year ended August 31, 2011.  The balance of the loan was $10,000 at November 30, 2011. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

Note 7 – Commitments and contingencies:

In February, 2010, the Company leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five fiscal years:

Fiscal year ended

August 31, 2012

2012	$25,200
2013	25,200
2014	4,200
_54,200

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $1,914,000 as of November 30, 2011.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30 2011

Note 9 – Common stock:

During the three months ended November 30, 2011, the Company entered into a series of private placement agreements with various investors involving issuing units of securities at $0.30 per unit. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013. The private placement was oversubscribed and the Company accepted additional private placement funds. On October 17, 2011 the Company issued 1,275,337 units of the securities in consideration of funds received of $382,601.

On October 17, 2011, the Company issued a total of 522,900 shares of restricted common stock to certain consultants as compensation for services. The fair value of the stock was $0.51.  Based on the fair value of the common stock on the day of issuance, $20,462 was charged to consulting expense for the three months ended November 30, 2011, which was pro-rated for the six month period of the restriction.

On October 17, 2011, the Company issued 200,000 shares of common stock to a consulting firm for services to be provided. The fair value of the common stock on the day it was issued was $0.51 per share. Based on the fair value of the stock on the day of issuance, $8,046 less $200 contributed was charged to consulting, which was pro-rated for the six month period of the restriction.

On October 17, 2011, the Company issued 200,000 shares of common stock to a consulting firm for services to be provided. The fair value of the common stock on the day it was issued was $0.51 per share. Based on the fair value of the stock on the day of issuance, $20,988 was charged to consulting, which was pro-rated for the six month period of the restriction.

On November 10, 2011 the Company issued 3,350 units of securities at $0.30 per unit for $1,002 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

As of November 10, the Company was authorized to issue 200,000,000 shares of par value $0.0001 common stock, of which 75,590,749 shares of common stock are issued and outstanding.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30 2011

Note 10 – Warrants

During the three months ended November 30, 2011, the Company entered a series of private placement agreements with various investors. (Refer: Note 9 - Common stock)

Under the private placement, the Company issued 1,278,687 Units of securities at $0.30 per unit for total cash proceeds of $3,583,602. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 expiring July 31, 2013.

The following table is a summary of information about the warrants outstanding at November 230, 2011.

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	4,816,536	1.69 years	$0.58

The following table is a summary of activity of outstanding stock warrants:

	Number of Shares	Weighted Average Exercise Price
Balance, August 31, 2010	-0-	$-0-
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants Granted	4,816,036	0.58
Warrants exercised	-0-	-0-
Balance, November 30, 2011	4,816,036	$0.58

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

RESULTS OF OPERATIONS

We did not have material operations prior to the current year so any year to year comparison is not meaningful. We anticipate commencing manufacturing operations during the next six months.  Our plan is to seek significant debt or equity financing to enable us to accomplish this end.  We do not have any present commitments for these funds and if we are unsuccessful in these efforts we will be required to significantly curtail our operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended November 30, 2011 was $226,895 which was offset by net proceeds of $345,680 provided from financing activities, principally the sale of stock and warrants.

 We had cash resources of $153,087 at November 30, 2011 and intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

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

Exhibit Number      Exhibit Description

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.  *

32.1

Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Principal Financial Officer.  *

101.INS**

   XBRL Instance Document

101.SCH**

   XBRL Taxonomy Extension Schema Document

101.CAL**

   XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**

   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**

   XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**

   XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: January 20, 2011

By:

/s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO (Principal Executive, Accounting and Financial Officer)