Form 10-Q
period 2012-02-29
SAUER ENERGY, INC.
filed 2012-04-11
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 29, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,323,106 shares of common stock, par value $0.0001 per share, as of April 9, 2012.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page

PART I – Financial Information

Item 1.  Financial Statements

3

Item 2.   Management’s Discussion and Analysis of

16

Financial Condition and Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

17

Item 4T. Controls and Procedures

17

PART II – Other Information

Item 1.  Legal Proceedings

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.  Defaults Upon Senior Securities

21

Item 4.  (Removed and Reserved)

21

Item 5.  Other Information

21

Item 6.   Exhibits

22

Signatures

23

PART I

ITEM 1.                                FINANCIAL STATEMENTS

SAUER ENERGY
(A Development Stage Enterprise)
Consolidated Balance Sheet

	February 29,	August 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash	$ 101,203	$ 74,559

Property and Equipment, net	90,489	57,820

Total Assets	$ 191,692	$ 132,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 7,487	$ 6,091
Stockholders' Loans	10,000	10,000
Total Current Liabilities	17,487	16,091

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
75,590,749 shares on August 31, 2011
78,126,436 shares on February 29, 2012	7,813	7,559
Share Subscription	195,000	63,910
Additional Paid-In Capital	2,116,969	1,684,124
Accumulated deficit during the development stage	(2,145,577)	(1,639,305)
Total Stockholders' Equity	174,205	116,288

Total Liabilities and Stockholders' Equity	$ 191,692	$ 132,379

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

					Inception
					(August 7 2008)
	For the three months ended		For the six months ended		through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional fees	56,031	6,990	62,127	32,813	127,151
Consulting	84,172	386,206	193,395	397,688	174,271
Research & development expense	24,572	13,044	100,585	46,609	495,194
Other general & administrative expenses	67,043	267,589	150,165	303,368	1,348,961
	231,818	673,829	506,272	780,478	2,145,577

(Loss) from operations	(231,818)	(673,829)	(506,272)	(780,478)	(2,145,577)

Other Income (expense)	-	-	-	-	-
(Loss) before taxes	(231,818)	(673,829)	(506,272)	(780,478)	(2,145,577)

Provision (credit) for taxes on income	-	-	-	-	-

Net (Loss)	(231,818)	(673,829)	(506,272)	(780,478)	$ (2,145,577)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average number of common
shares outstanding, basic and diluted	76,815,912	72,965,013	76,815,912	72,520,137

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

			Inception
			(August 7 2008)
	For the six months ended		through
	February 29,	February 28,	February 29,
	2012	2011	2012

Cash flows from operating activities:
Net (loss)	$ (506,272)	$ (780,478)	$ (2,145,577)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Director fees issued by shares		48,000	48,000
Consulting fees issued by shares		380,000	436,730
Investor relation fees issued by shares		180,000	180,000
Depreciation	6,468	-	17,729
Changes in operating assets and liabilities:
Prepaid expense		6,775	-
Accounts payable and accrued expenses	1,396	(1,502)	7,487
Net cash flows (used by) operating activities	(498,408)	(167,205)	(1,455,631)

Cash flows from investing activities:
Purchase of furniture and equipment	(39,137)	(12,691)	(108,218)
Net cash (used by) investing activities	(39,137)	(12,691)	(108,218)
Cash flows from financing activities:
Proceeds of loan		11,000	100,022
Repayment of loan		16,300	(100,022)
Proceeds from shareholders' loan		135,150	82,256
Payment on shareholders' loan		(26,134)	(72,256)
Proceeds from issuance of common stock,	433,099		1,523,962
Subscriptions received	131,090		131,090
Net cash (used by) provided
by financing activities	564,189	136,316	1,665,052

Net increase (decrease) in cash	26,644	(43,580)	101,203
Cash, beginning of the period	74,559	44,311	-

Cash, end of the period	$ 101,203	$ 731	$ 101,203

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

February 29, 2012

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the six months ended February 29, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended February 29, 2012 are not necessarily indicative of results for the entire year ending November 30, 2012.

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – Sauer Energy, Inc . (formerly: BCO   Hydrocarbon Ltd.) (identified in these footnotes as “we” or the “Company”) was incorporated in the State of Nevada, United States of America on August 19, 2008. It was a natural resource exploration stage company and anticipated acquiring, exploring, and if warranted and feasible, developing natural resource assets. BCO had the right to acquire a 50% working interest in an oil and gas lease in Alberta, Canada.

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

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements (continued)

February 29, 2012

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

Furniture & office equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3 - 5 years

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements (continued)

February 29, 2012

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

The carrying amounts of the Company’s financial instruments as of February 29, 2012 reflect:

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

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements (continued)

February 29, 2012

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

 Note 3 – Recent Accounting Pronouncements

Fair Value—In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income —In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements (continued)

February 29, 2012

Offsetting Assets and Liabilities— In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $2,145,577 as of February 29, 2012.

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

Note 4 - Loans payable:

During the fiscal year ended August 31, 2011, the Company received $10,000 from a lender. This amount is unsecured, payable on demand and accrues no interest. In the first three months of the new fiscal year the Company received a further $ 10,787 from various lenders.

Note 5 – Property and equipment

Property and Equipment consisted of the following at February 29, 2012 and 2011:

	2012	2011
Computer and equipment	$ 69,081	$ 12,691
Less accumulated depreciation/amortization	11,261	-
Property and equipment, net	$ 57,820	$ 12,691

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements (continued)

February 29, 2012

Note 6 – Related party transactions:

A shareholder of the Company advanced $10,000 to the Company in the prior year ended August 31, 2011.  The balance of the loan was $10,000 at February 29, 2012. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

Note 7 – Commitments and contingencies:

In February, 2010, the Company leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five fiscal years:

Fiscal year ended August 31, 2012

2012	$ 25,200
2013	25,200
2014	4,200
$ 54,200

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately.  The Company has net operating losses carried forward of approximately $2,145,000 for tax purposes which will expire in 2028 through 2032 if not utilized.

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards.

The Company generated a deferred tax credit of $986,700 through net operating loss carryforward.

The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements (continued)

February 29, 2012

Note 9 – Capital Stock

During the period September 1 to October 17, 2011, the Company entered into a series of private placement agreements with various investors involving issuing units of securities at $0.30 per unit. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013. The private placement was oversubscribed and the Company accepted additional private placement funds. On October 17, 2011 the Company issued 1,275,337 units of the securities in consideration of funds received of $382,601.

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

As of February 29, 2012, the Company was authorized to issue 650,000,000 shares of par value $0.0001 common stock, of which 75,590,749 shares of common stock are issued and outstanding.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements (continued)

February 29, 2012

Note 10 – Warrants

During the period September 1 to October 17. 2011, the Company entered a series of private placement agreements with various investors. (Refer to Note 9 - Common stock).

Under the private placement, the Company issued 1,278,687 Units of securities at $0.30 per unit for total cash proceeds of $3,583,602.  Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 expiring July 31, 2013.

The following table is a summary of information about the warrants outstanding at February 29, 2012:

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

RESULTS OF OPERATIONS

Three months ended February 28, 2011 v. Three months ended February 29, 2012.

Our primary expenses in our development stage during the three month period were research and development, ($13,044 for the three months ended February 28, 2011 and $24,572 for the three months ended February 29, 2012); consulting , ($386,206 for the three months ended February 28, 2011 and $84,172 for the three months ended February 29, 2012); professional fees, ($6,990 for the three months ended February 28, 2011 and $56,031 for the three months ended February 29, 2012); and other general and administrative expenses, ($267,589 for the three months ended February 28, 2011 and $67,043 for the three months ended February 29, 2012). We had a net loss of $(673,829) or $(0.01) per share for the quarter ended February 28, 2011 which was reduced to $(231,818) or $(0.00) for the quarter ended February 29, 2012.  As we transition from research and development to early stage manufacturing during calendar 2012 we anticipate that consulting expenses will continue to decline, we will begin to recognize revenue from sales and material and manufacturing costs will increase.

Six months ended February 28, 2011 v. Six months ended February 29, 2012.

Our primary expenses in our development stage during the six month period were research and development, ($46,609 for the six months ended February 28, 2011 and $100,585 for the six months ended February 29, 2012); consulting , ($397,688 for the six months ended February 28, 2011 and $193,395 for the six months ended February 29, 2012); professional fees, ($32,813 for the six months ended February 28, 2011 and $62,127 for the six months ended February 29, 2012); and other general and administrative expenses, ($303,368 for the six months ended February 28, 2011 and $150,165 for the six months ended February 29, 2012). We had a net loss of $(780,478) for the six months ended February 28, 2011 which was reduced to $(506,272) or $(0.01) for the six months ended February 29, 2012.  As we transition from research and development to early stage manufacturing during calendar 2012 we anticipate that consulting expenses will continue to decline, we will begin to recognize revenue from sales and material and manufacturing costs will increase.  Research and development expense will vary depending on whether we are developing new products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended February 29, 2012 was $498,408 which was offset by net proceeds of $564,189 provided from financing activities, principally the sale of stock and warrants.

 We had cash resources of $101,203 at February 29, 2012 and intend to rely on the sale of stock and warrants in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our February 29, 2012 Quarterly Report on Form 10-Q include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2012.

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

 We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended February 29, 2012, we realized $564,189 from the sale of shares of common stock and warrants in units in private placements.  The common stock and warrants were sold in units with each unit consist of one share of common stock and one common stock purchase warrant with an exercise price of $0.60 and an expiration date of July 31, 2013.  The sales were exempt from regulation by reason of Regulation D under the Securities Act of 1933, specifically Rule 506 there under.  Each of the purchasers represented that they were and accredited investor and each certificate issued in the private placement has an appropriate restrictive legend and our transfer agent maintains stop transfer instructions with respect thereto. All sales were affected by our officer and we did not pay any commissions with respect thereto.

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

* Filed herewith

** Furnished herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: April 11, 2012

By:

/s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO (Principal Executive, Accounting and Financial Officer)