Form 10-Q
period 2012-05-31
SAUER ENERGY, INC.
filed 2012-07-16
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31,2012

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

Yes                 No

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,323,106 shares of common stock, par value $0.0001 per share, as of July 16, 2012.

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

Item 4T. Controls and Procedure

17

PART II – Other Information

Item 1.  Legal Proceedings

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.  Defaults Upon Senior Securities

21

Item 4.  Mine Safety Disclosures

21

Item 5.  Other Information

21

Item 6.   Exhibits

22

Signatures

23

Item 1.  Financial Statements

SAUER ENERGY
(A Development Stage Enterprise)
Consolidated Balance Sheet

	May 31,	August 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets
Cash	$ 189,207	$ 74,559
Inventory	1,000	-
	190,207	74,559

Property and Equipment, net	99,388	57,820

Other Assets
Goodwill	5,000	-
Intellectual Property	1,467,500	-
Restrictive Covenant	2,500	-
	1,475,000	-

Total Assets	$ 1,764,595	$ 132,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 7,487	$ 6,091
Stockholders' Loans	10,000	10,000
Total Current Liabilities	17,487	16,091

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
	650,000,000 shares; issued and outstanding
75,590,749 shares on August 31, 2011
85,310,106 shares on May 31, 2012	8,531	7,559
Share Subscription	202,000	63,910
Additional Paid-In Capital	4,030,671	1,684,124
Accumulated deficit during the development stage	(2,494,094)	(1,639,305)
Total Stockholders' Equity	1,747,108	116,288

Total Liabilities and Stockholders' Equity	$ 1,764,595	$ 132,379

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

					From Inception
					(August 7 2008)
	For the three months ended		For the nine months ended		through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional fees	99,590	56,031	162,467	48,313	226,741
Consulting	16,028	84,172	100,824	541,930	190,299
Research & development expense	176,693	24,572	391,072	131,302	671,887
Other general & administrative expenses	56,206	67,043	200,426	397,354	1,405,167
	348,517	231,818	854,789	1,118,899	2,494,094

(Loss) from operations	(348,517)	(231,818)	(854,789)	(1,118,899)	(2,494,094)

Other Income (expense)	-	-	-	-	-
(Loss) before taxes	(348,517)	(231,818)	(854,789)	(1,118,899)	(2,494,094)

Provision (credit) for taxes on income	-	-	-	-	-

Net (Loss)	$(348,517)	$(231,818)	$(854,789)	$(1,118,899)	$ (2,494,094)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)
Weighted average number of common
shares outstanding, basic and diluted	73,889,709	76,815,912	78,609,854	72,875,155

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)

			Inception
			(August 7 2008)
	For the nine months ended		through
	May 31,		May 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$ (854,789)	$ (1,118,899)	$ (2,494,093)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Intangible assets issued by shares	1,475,000		1,475,000
Depreciation	20,067	1,561	31,328
Director fees issued by shares		48,000	48,000
Services issued by shares	244,420	44,798	1,131,150
Changes in operating assets and liabilities:
Prepaid expense		6,775
Inventory	(1,000)
Accounts payable and accrued expenses	1,396	2,007	7,487
Net cash flows (used by) operating activities	885,094	(1,015,758)	198,872

Cash flows from investing activities:
Purchase and disposal of furniture and equipment	(61,635)	(41,162)	(119,755)
Intellestual Property	(1,467,500)		(1,467,500)
Goodwill	(5,000)		(5,000)
Restrictive Covenant	(2,500)		(2,500)
Net cash (used by) investing activities
	(1,536,635)	(41,162)	(1,594,755)
Cash flows from financing activities:
Proceeds of loan		11,000	100,022
Repayment of loan		(49,337)	(100,022)
Proceeds from shareholders' loan		19,116	82,256
Payment on shareholders' loan		(72,256)	(72,256)
Proceeds from issuance of common stock	628,099	779,253	1,178,090
Subscriptions received	138,090		397,000
Net cash (used by) provided financing activities
	766,189	687,776	1,585,090

Net increase (decrease) in cash	114,648	(369,144)	189,207
Cash, beginning of the period	74,559	44,311	-

Cash, end of the period	$ 189,207	$ (324,833)	$ 189,207

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

May 31, 2012

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the nine months ended May 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended May 31, 2012 are not necessarily indicative of results for the entire year ending November 30, 2012.

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

Note 1 - Organization and summary of significant accounting policies (continued):

The Company’s fiscal year-end is August 31.

Basis of consolidation – The consolidated financial statements for include the Company and its wholly-owned subsidiary, Saur Energy Inc. (a California corporation). All significant inter-company accounts and transactions have been eliminated.

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

The carrying amounts of the Company’s financial instruments as of May 31, 2012 reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Advertising and marketing expenses for the three months ended May 31, 2012 and 2011 was $391,072 and $100,585 respectively.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $2,494,094 as of May 31, 2012.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at May 31, 2012 and August 31, 2011:

	2012	2011
Computer and equipment	$ 130,715	$ 69,081
Less accumulated depreciation/amortization	(31,028)	(11,261)
Property and equipment, net	$ 99,387	$ 57,820

Note 5 – Asset Purchase

On May 11, 2012 the Company entered into an Asset Purchase Agreement with St. George Investments LLC, an Illinois limited liability company, to acquire certain assets in foreclosure for 6,000,000 common shares.  The assets were formerly owned by Helix Wind, Inc., a Nevada corporation in the same business as the Company.  The assets and agreed prices were:

Tangible Assets

Equipment

$ 23,000

Supplies

    1,000

Inventory

    1,000

$ 25,000

Intangible Assets

Goodwill

Intellectual Property (10 patents, 2 trademarks, network

$        5,000

systems, wind turbine monitoring system, URL)

   1,467,500

Restrictive Covenant

          2,500

$  1,475,000

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the prior year ended August 31, 2011.  The balance of the loan was $10,000 at May 31, 2012. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

Note 7 – Commitments and Contingencies:

In February, 2010, the Company leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five fiscal years:

Fiscal year ended

August 31, 2012

2012	$25,200
2013	25,200
2014	4,200
_54,200

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50%

or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately.  The Company has net operating losses carried forward of approximately $2,406,826 for tax purposes which will expire in 2028 through 2032 if not utilized.

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards.  .

The Company generated a deferred tax credit of $962,730 through net operating loss carryforward.

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

On November 10, 2011, the Company issued 3,350 units of securities at $0.30 per unit for $1,002 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

On December 1, 2011, the Company issued 650,000 units of securities to seven investors at $0.30 per unit for $195,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

On December 1, 2011, a correction was made to a common stock certificate, reducing shares by 3,330.

On December 1, 2011, the Company issued 24,000 units of securities to an investor at $0.25 per unit for $6,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

On January 24, 2012, the Company issued 125,000 shares of common stock at the closing price of $0.60 per share for legal fees of $75,000.

On January 26, 2012, the Company issued 25,000 shares of common stock at the closing price of $0.60 per share for legal fees of $15,000.

On April 30, 2012, the Company issued 363,000 shares of common stock at the closing price of $0.34 per share for services by six providers.

On May 11, 2012 the Company issued 6,000,000 shares of common stock pursuant to an Asset Purchase Agreement for certain wind turbine assets including intangible assets the price of which was $1,500,000, representing a stock price of $0.25 per share.

As of May 31,2012, the Company was authorized to issue 200,000,000 shares of par value $0.0001 common stock, of which 85,310,106 shares of common stock were issued and outstanding.

Note 10 – Warrants

During the period September 1 to May 31, 2012, the Company entered a series of private placement agreements with various investors. (Refer to Note 9 – Capital Stock).

Under the private placements, the Company issued 1,950,337 Units of securities for total cash proceeds of $584,603.  Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 expiring July 31, 2013.

The following table is a summary of information about the warrants outstanding at February 29, 2012:

Shares Underlying Warrants Outstanding
Range of Exercise Price		Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	5,491,536	1.17 years	$0.60

The following table is a summary of activity of outstanding stock warrants:

	Number of Shares	Weighted Average Exercise Price
Balance, August 31, 2010	0	$ -
Warrants expired	0	0
Warrants cancelled	0	0
Warrants Granted	5,491,536	0.6
Warrants exercised	0	0
	4,816,036	$ 0.60
Balance, November 30, 2011

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

RESULTS OF OPERATIONS

Three months ended May 31, 2011 v. Three months ended May 31, 2012.

Our primary expenses in our development stage during the three month period were research and development, ($24,572 for the three months ended May 31, 2011 and $176,693 for the three months ended May 31, 2012); consulting , ($84,172 for the three months ended May 31, 2011 and $16,028 for the three months ended May 31, 2012); professional fees, ($56,031 for the three months ended May 31, 2011 and $99,590 for the three months ended May 31, 2012); and other general and administrative expenses, ($67,043 for the three months ended May 31, 2011 and $56,206 for the three months ended May 29, 2012). We had a net loss of $(231,818) or $(0.00) per share for the quarter ended May 31, 2011 which increased to $(348,517) or $(0.00) per share for the quarter ended May 31, 2012.  As we transition from research and development to early stage manufacturing during calendar 2012 we anticipate that our expenses by category will continue to fluctuate and as we will begin to recognize revenue from sales and material and manufacturing costs will be incurred.

Nine months ended May 31, 2011 v. Nine months ended May 31, 2012.

Our primary expenses in our development stage during the nine month period were research and development, ($131,302 for the nine months ended May 31, 2011 and $391,072 for the nine months ended May 31, 2012); consulting , ($541,930 for the nine months ended May 31, 2011 and $100,824 for the nine months ended May 31, 2012); professional fees, ($48,313 for the nine months ended May 31, 2011 and $162,467 for the nine months ended May 31, 2012); and other general and administrative expenses, ($397,354 for the nine months ended May 31, 2011 and $200,426 for the nine months ended May 31, 2012). We had a net loss of $(1,118,899) or ($0.02) per share for the nine months ended May 31, 2011 which was reduced to $(854,789) or $(0.01) per share for the nine months ended May 31, 2012.  As we transition from research and development to early stage manufacturing during calendar 2012 we anticipate that our expenses will continue to fluctuate and as we will begin to recognize revenue from sales and material and manufacturing costs be incurred.  Research and development expense will vary depending on whether we are developing new products.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine months ended May 31, 2012 was $885,094 which was offset by net proceeds of $766,189 provided from financing activities, principally the sale of stock and warrants.  We had cash resources of $189,207 at May 31, 2012 and intend to rely on the sale of stock and warrants in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our May 31, 2012 Quarterly Report on Form 10-Q include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2012.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of May 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2012 and the quarter ended May 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of May 31, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2012.

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

 We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of our fiscal year in 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended May 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended May 31, 2012, we realized $628,099 from the sale of shares of common stock and warrants in units in private placements.  We also received subscriptions for the purchase of an additional $138,090 of shares of common stock and warrants in units in private placements.  The common stock and warrants were sold in units with each unit consist of one share of common stock and one common stock purchase warrant with an exercise price of $0.60 and an expiration date of July 31, 2013.  The sales were exempt from regulation by reason of Regulation D under the Securities Act of 1933, specifically Rule 506 there under.  Each of the purchasers represented that they were and accredited investor and each certificate issued in the private placement has an appropriate restrictive legend and our transfer agent maintains stop transfer instructions with respect thereto. All sales were affected by our officer and we did not pay any commissions with respect thereto.  The proceeds were used as working capital.

Item 3 – Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as part of this Report.

31.1*  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: July 16, 2012

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)