Form 10-K
period 2012-08-31
SAUER ENERGY, INC.
filed 2012-11-29
CIK 1446152

10-K 1 form10k.htm FORM 10-K

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

4670 Calle Carga, Unit A, Camarillo, CA, 93012-8536

---------------------------------------------------------------------------

(Address of Principal Executive Offices)

888-829-8748

----------------------------------------------------------------

(Registrant’s telephone number, including area code)

2326 Teller Road, Newbury Park, California 91320 -------------------------------------------------------------------------------

 (Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes o   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes o   No x

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

Large accelerated filer   Accelerated filer   Non-accelerated Filer   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 26, 2012:  $11,168,015.

The number of shares of the registrant’s common stock outstanding as of November 26, 2012:  88,369,086

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

ITEM 1.              BUSINESS.

General Development of Business

Organizational History

Business Development:

We (“the Company”) were incorporated on August 19, 2008, in the State of Nevada, under the name BCO Hydrocarbon, Ltd., for the purpose of acquiring, exploring, and if warranted and feasible, developing natural resource assets.  The Company began its business operations by executing a Farm-in Agreement providing the Company with the right to a 50.0% working interest in two Petroleum and Natural Gas Crown leases in Alberta, Canada.  On July 25, the Company acquired all of the shares of Sauer Energy, Inc., a California corporation, and has since changed its business to that of Sauer Energy, Inc.  On September 17, 2010 our majority shareholder and sole director approved a name change which was officially effected on October 15, 2010, when we became Sauer Energy, Inc., (“SEI”) a Nevada corporation.

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

Employees:

We did not have employees in our prior operations, but relied on consultants as required and then management, being the directors and officers, to direct our business.  Should we have found an oil and gas property or properties of merit which would require an operator, we would have needed to hire additional staff for operations.

Acquisition of Sauer Energy, Inc. and Related Matters

On July 25, 2010, the Company, Malcolm Albery, its president and sole director (“MA”) and Dieter Sauer, Jr. (“DS”) completed a closing (the “Closing”) under an Agreement and Plan of Reorganization, dated as of June 23, 2010 (the “Agreement”).  The Agreement, provided: (a) for the purchase by DS of all of the 39,812,500 shares of the Company owned by MA for $55,200.00; (b) the contribution by DS of all of the shares of Sauer Energy, Inc., a California corporation to the Company; (c) the assignment of certain patent rights related to wind turbine technology held by DS to the Company; and (d) the election of DS to the Company’s board of directors.  In connection with the Closing, Mr. Sauer was elected President and CEO of the Company and two former shareholders of the Company agreed to (i) indemnify the Company against any claims resulting from breaches of representations and warranties by the Company in the Agreement; (ii) to acquire and cause to be returned for cancellation an aggregate of 68,067,500 shares of the Company’s common Stock, including all of the shares owned by former officer and director Daniel Brooks and; (3) assume all of the Company’s obligations in connection with certain oil and gas leases in Canada.

Due to his acquisition of 39,812,500 shares in connection with the Closing and the return for cancellation of 68,067,500 shares, upon the consummation of the closing under the Agreement, Dieter Sauer, Jr. owned approximately 51.6% of the Company’s issued and outstanding shares.

When acquired by BCO in 2010, Sauer Energy, Inc., a California corporation, whose business is described more fully below, was a development stage California corporation formed in 2008 engaged in the design, research and development of vertical axis wind turbine (VAWT) systems.  Sauer Energy, Inc., a California corporation, has been wound down and dissolved as of August, 2012.  The surviving entity is Sauer Energy, Inc., (“SEI”), a Nevada corporation.

Management believes that SEI’s innovative design and utility makes it highly efficient and cost effective to own and operate.  The initial WindCharger™ brand units to be sold will be sold as a kit for roof mounting on a typical house or small building. The multi-patented design includes air disrupters on the drag side to reduce friction, the inside of the blade has air strakes that funnel the air flow through the air jets to propel the next blade.  These and more, contribute to the success of the WindCharger™.

Growing energy demand, limited availability of non-renewable fossil fuels, heightened climate change concerns and volatile oil and gas prices have all contributed to the increased demand for renewable energy by individuals, businesses, government and non-government organizations worldwide.

Sauer Energy is a renewable energy company engaged in the design, manufacture and sale of small wind turbines that generates 1.5 kW to 4.5 kW of clean energy to power residential and commercial customers.  We promote energy independence through the use of wind power, an abundant, never ending, renewable, emissions-free energy source that can be captured in small and large scale applications.

We are also focused on the development of products and technologies that promote transparency and accountability.

Sauer Energy developed a multi-faceted growth strategy that takes advantage of the company’s expertise in engineering, manufacturing, distribution, marketing and branding.  The key focus factors for the future:

•

To become a revenue and profit based operation

•

Expansion and development of product portfolio

•

A two-tiered sales approach with intensive marketing strategy to targeted customer base.

•

Maintaining a cost-effective approach with each vertical market

•

Expansion from domestic to global markets

•

For SENY stock to move to higher trading platform, e.g. NASDAQ, AMEX, etc

Proof of Concept

To validate the performance of the WindCharger™, Sauer Energy has completed the proof-of-concept by conducting various wind tunnel tests.  Executed quantitative evaluation took place at University of Washington Aeronautical Laboratory, Kirsten Wind Tunnel, in Seattle, Washington.  Successful data was extracted and validated with regard to design and efficiency.

WindCharger™ brand wind turbine technology is aerodynamically designed for optimum efficient in its class.  Based upon the Savonius principle, designed with concave and convex blades, it is poised to offer effective returns on capital and investment.

To further demonstrate the capabilities of the WindCharger™, the SEI is evaluating its turbines in real world situations and conditions.  With its revolutionary design and multiple features, the WindCharger™ is able to effectively capture and utilize low wind, while minimizing noise with virtually no vibration.  It is also bird friendly.  WindCharger™ has a life expectancy of decades due to its high quality and SEI offers a 10 year warranty.

Business Model

Sauer Energy’s business model is straight-forward as it had substantially planned most of the manufacturing functions to be done within its corporate headquarters.  The control factor on cost and labor will be to the company’s advantage.  The Company’s vendor manufacturers are expected to be ISO 9000 Certified.  SEI will maintain quality control, assembly, testing, shipping and handling as orders flow in.

Corporate Expansion

On May 11, 2012, we purchased 100% of the assets of Helix Wind Corporation (“Helix”).  This acquisition was made with SENY common shares.  There was no liability, obligation or debt incurred in the process.  Through the purchase, we enhanced our intellectual property portfolio list with all of Helix’s intellectual property, including issued patents and patents pending, both domestically and internationally.  It is our intention to produce the Helix turbines in-house.  We believe that our business plan will be strengthened and this union will create long term synergy as one company.  The Helix products are expected to produce an additional stream of income for SEI.  With sales in 17 countries, we have reason to believe Helix’s popularity will not wane.  To date, we have received inquiries totaling over $21M if they resulted in sales.

We are in the process of settling into our new location in Camarillo, CA.  It has been a major undertaking and the consolidation has incorporated all functions of Sauer Energy and Helix together.  This location is the new Sauer headquarters.  The achievement of this milestone will enable both WindCharger™ and Helix turbines to be manufactured here in the United States.  Helix turbines were originally manufactured in China, and the decision to manufacture them in-house will add employment opportunities within the USA.

Intellectual Property

Sauer Energy currently holds what it believes is a sufficient list of intellectual property to protect its proposed operations.  Sauer Energy regards its patents, proprietary technologies, intellectual property, trademarks, domains and copyrights as essential components to its success and branding.

SEI has been issued a design patent, No D597,028 granted July 29, 2009, a utility patent, No 7,798,766,  granted September 21, 2010, and a design patent, No D638,358, granted May 24, 2011, for a vertical axis wind turbine that is designed to be reliable, efficient and inexpensive through the process of which was started before the acquisition.  In addition, SEI is in process for several patents pending, domestically and internationally, and trademarks at the present time.

Resulting from the Helix Wind asset purchase, SEI, acquired a utility patent, No 7,984,110, granted May 24, 2011, and a utility patent, No 8,084,881, granted December 27, 2011, for a vertical axis wind turbine that is designed to be pole mounted.  SEI is continuing the patent process on behalf of the Helix design for several domestic and international patents.

Current Operations and Development Plan

The WindCharger™ has several important features and benefits including aesthetic design and appeal, performance, longevity, pricing for performance payback and customer/distributor support.

Sauer Energy believes that it is differentiated from other entities in small wind because of the following:

a.

Ownership of technology – many others buy foreign made units for resale

b.

The technology itself is set apart by high-efficiency design features

c.

Deep technical understanding of small wind technologies and applications

d.

High quality manufacturing that is ISO 9000 compliant

e.

Strong distribution network now being assembled

f.

Commitment to customers and shareholders

g.

Unwavering focus on business fundamentals

h.

No debt and no toxic financing

 We are now a growth stage company engaged in producing and marketing WindCharger™ and Helix vertical axis wind turbines for commercial and residential uses.  We are ramping up our facility to handle the production of the Helix turbine blades in-house.  Currently, engineering and tooling are being enhanced for manufacturing compatibility.

After much refining in the last 2 years of development, we have confirmed and solidified the final manufacturing process of the WindCharger™ blades.  VEC Technologies, LLC, (“VEC”) located in Pennsylvania, was carefully chosen to manufacture the WindCharger™ blades due to the expense and complexity of the manufacturing process.

Our intended market

Sauer Energy aims to deliver simple, reliable and cost-effective solutions for residential and commercial customers, particularly for locations with very low or very high wind speeds.  SEI now offers two different technologies.  Both WindCharger™ and Helix, two different types of technologies of vertical axis products, will enable the distributors to address a greater variety of customer’s needs.  The WindCharger™ is lighter and can be roof or pole mounted, startup is 5 mph and produces 1.5 kW.  The two Helix units are larger and heavier, can only be pole mounted and produce 2 kW and 4.5kW.  Applications range from industrial to residential.    Production needs, placement, aesthetics, adaptability and portability will dictate which units are appropriate and most efficient for use in different situations. SEI will continue to develop and expand its pipeline with new research and development and collaborative efforts.

Current Plans

The main focus for SEI is generating revenues.  SEI plans to become a self-sustaining entity.  The availability of funding from revenues is expected to enable SEI to carry out its future plans for the creation of many more products using the WindCharger™ brand technology design.

Our first task is to ensure the availability of both WindCharger™ and Helix turbines potential orders received via website.   Having only purchased the assets of the Helix design a few months ago, SEI is working diligently toward shortening the learning curve for production of the units in-house.

Activating and training the distribution network for sales and marketing is being organized at this time.  The branding and advertising campaign is in the works.

Sauer Energy is addressing some small wind solutions for very specific applications and is already involved in testing for redundant backup power for both on and off-grid applications for cell phone towers.

Residential

Our small VAWT Systems are designed to be attached to any building.  We foresee our systems being used in residences as back-up power for black outs, to reduce power grid consumption and for generation of power to be inserted into the grid for revenue.

Our End-of-the-line VAWT System is a micro power station attached to a number of homes and to the power grid.  Several advantages are: maintenance of normal services, no power loss due to impurities in transmission and the excess power can be re-injected into the grid.

Commercial Applications

Due to their height, large commercial buildings may be especially suitable for VAWT application as they are likely to have relatively steady winds at their roofs and their vertical walls cause the wind to sweep up and over the tops of the buildings.

Sauer Energy entered its WindCharger™ into a pilot test program with ENRCOM, headed by an industry leader in communication technology.  The proposed use of the turbines is on cell phone towers as backup power.  The testing is moving forward and the feedback has been positive.

It is our intention to design custom proprietary mounting hardware to the commercial market for adaptation to the structure and architecture of existing buildings.

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

Ships

Ships create an optimum use for our VAWT Systems.  While travelling over water, Ships are also powering through the air, thus creating a reliable and steady supply of wind. VAWT’s could be mounted throughout a ship’s superstructure to produce continuous supplementary energy to offset fuel consumption or for emergency use. Various candidates include tankers, cruise ships, cargo ships and military vessels.  For example, Helix turbines can be seen in San Francisco on a ferry that travels to Alcatraz.

Islands and Other Remote Facilities

All sizes of islands are extremely dependent upon fuel feed generators and importation of the fuel can be costly. Our VAWT Systems are ideal for islands and other remote facilities as they are being designed to withstand various climates.  The advantages are many:  flexibility in various locations, ease of installation, strength and durability, virtually no maintenance and their ability to withstand harsh climates.

Communications Towers and Bridges

Various towers and bridges are subject to Federal Aviation Authority requirements to provide 24/7, 365 days per year illumination.  Our VAWT Systems can easily be installed on any tower or bridge.  They can operate the tower or bridge lights and/or provide a backup power supply as well as generating revenue if connected to the power grid.

Lighting billboard signage is an ideal use for deriving backup or primary power from our turbines.

Funding

After acquiring BCO Hydrocarbon, SEI has raised approximately $2.4M.  These funds have been used for research and development of the WindCharger™.  SEI remains debt free at this time.  Dieter Sauer, CEO and President of SEI, has not sold one share that he received at the outset of the BCO and Sauer acquisition.  He is committed to this project.

On August 2, 2012, management entered into a Purchase Agreement with St. George Investments, LLC, for an equity line in the amount of $5M.  That Agreement has since been terminated and management is in negotiations with another source for alternate funding.  The Company expects to raise the additional capital necessary.

Management can give no assurance that any additional capital will be raised or that SEI’s VAWT’s will be successfully marketed or that, if marketed, they can be marketed profitably.

Future Projections

 There are several ideas on the drawing board at Sauer Energy.  The time frame within which they are completed will depend upon the availability of funding for such. A few are mentioned herein:

•

SEI has future plans to make the purchase of renewable energy more accessible to consumers in the current economic climate by offering third-party financing options.  In SEI’s opinion, this will expand the customer base considerably and create a significant advantage.eliz

•

SEI plans to offer an around-the-clock monitoring and data collecting system so that customers can access the actual renewable energy output from their particular turbine.

•

SEI has plans for automobile solutions that will enhance the performance of electric vehicles by creating electricity as they are driven.

•

SEI plans to make compatible batteries available for the turbine systems for off-grid rural applications, such as water pumping, irrigation, purification and delivery for drinking and/or general use.

•

SEI plans to further develop its emergency backup cart that provides electricity to charge batteries and for use in communication, lights, medical equipment, etc.  WindCharger™ technology was designed for immediate use, the cart can be a welcome addition to the military and to FEMA for emergency and routine use.

•

While our initial VAWT designs are smaller scale, we may design large VAWT Systems in the future that can be placed off-shore along a coastal environment to catch on and off shore wind. We believe these systems will be more efficient, less noisy and more bird friendly than HAWTs currently considered for such projects. The principles of our VAWT Systems could be used underwater to take advantage of tidal flows in the ocean, streams and rivers.

•

In addition to the aforementioned applications, there are several emerging markets for small wind solutions that the SEI is pursuing as it continues to diversify and broaden its product portfolio.

For example, oil and gas producers have become motivated to adopt renewable energy and we plan to address the need for redundant backup power for pumping at remote well head locations.

Small Wind Turbine Industry Overview

Although wind is the fifth largest source of power in the USA, at 2.5% wind has barely begun to penetrate the renewable energy market potential.  The American Wind Energy Association reports that in 2011, small wind installed 21,000 units, 64MW which totaled $397M worldwide.  According to the Global Wind Energy Council, the 2011installed capacity worldwide including large wind was 40.5 GW, totaling €50 billion (about $68B USD).

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

Competition

We compete with all energy suppliers, including utilities and manufacturers of energy producing equipment.  We believe that there are 95 U.S. small wind turbine companies.  Of those, the majority are in the start-up phase.  However, a few have longer operating histories or greater name recognition such as Wepowereco, Windside Production Ltd., Windspire Energy and OregonWind Inc.  Companies in other countries also produce small wind turbines.  We also compete with solar-thermal and solar-photovoltaics systems.  However, solar power installations are significantly more expensive than our VAWT Systems.  We also feel that our turbine systems are a great complement to those who already employ solar systems, as they can work 24 hours and produce electricity at times when solar is ineffective.

We intend to compete on price and because our design is highly efficient, aesthetically pleasing, and reliable.

In 2006, President Bush emphasized the nation’s need for greater energy efficiency and a more diversified energy portfolio. This led to a collaborative effort involving the Department of Energy, National Renewable Energy Laboratories and others to explore a modeled energy scenario in which wind provides 20% of U.S. electricity by 2030.  This has been endorsed by the American Wind Energy Association and has become our national goal as well.  Currently, we are at just over 2%.  Management believes we have the competitive advantage of offering the right product at the right time.

Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $541,506 in fiscal 2012 on research and development and approximately $274,640 on research and development in 2011.  We anticipate that our research and development expenditures will continue to rise in the current year if we are able to secure financing so that we have the resources to pursue these efforts.  In the year ended August 31, 2011 we conducted third party testing at the University of Washington Aeronautical Laboratory, a testing organization under the University's Department of Aeronautics and Astronautics.  The primary aerodynamic testing facility is the F. K. Kirsten Wind Tunnel.  We have done our third-party wind tunnel testing at their facility in the past and look forward to utilizing their facility for continued research and development testing.

Manufacturing

We have determined to use VEC Technologies, LLC of Greenville, Pennsylvania for manufacture of the blades for our products because of its reputation for consistent quality, materials and dependable production.  The first resin composite blades have been received from VEC Technologies, LLC, as promised and to specifications.

The other components of our products are available from several sources at prices we deem reasonable.  We plan to establish an assembly facility during 2012 and begin commercial assembly during 2012.  Until our new facility is established we will manufacture within our existing facility.

Employees

As of August 31, 2012, we had 2 full-time employees and 14 independent contractors.  We believe our relationships with our current employees are good.  We also retain a limited number of independent contractors to perform projects.  To implement our business strategy, we expect, over time, continued growth in our employee and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.

Company Philosophy

We strive to embrace, support and enact, within our sphere of influence, a set of core values that define us.

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

Risks Related To Our Financial Condition and Our Business

 SEI is in a pre-expansion stage, has never realized any revenue and has a history of losses.  If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.  SEI. Unless we bring our products to market and realize revenues from their sale, shareholders are likely to lose their entire investment.

 We do not have sufficient cash on hand.

As at August 31, 2012, we had $46,954 cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $5,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.  During fiscal 2012 we conducted an offering of our common stock under regulation D which, through yielded proceeds of approximately $893,722.  We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

Our vertical axis wind turbine designs are protected by a patent.  However, the grant of a patent does not ensure against the possibility that our patent will not be found to infringe upon patents or other intellectual property rights held by others, nor does the grant of a patent ensure that the patent will provide meaningful protection against potential or actual infringers by others.

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

Control by Management

As of August 31, 2012, we are effectively controlled by management, specifically Dieter Sauer, Jr., our CEO and director, who owns 39,812,500 shares or 45.6% of our 87,218,106 issued and outstanding shares of common stock.  All of our officers and directors as a group control 39,852,500 shares or 45.7%. Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of August 31, 2012 we had 87,218,106 shares of common stock outstanding. 35,868,540 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At August 31, 2012 we had outstanding an aggregate of 51,349,566 shares of restricted common stock.  All of our shares of common stock might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted”

shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future ata time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

.

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None

ITEM 2.               PROPERTIES.

We currently occupy approximately 10,400 square feet pursuant to a lease that continues through  August 31, 2015, with two options of two years each to renew, subject to a market value adjustment.  The monthly base rental is $7,000.  These premises are used as offices, warehouse space, and are or will be used for the design and manufacturing of our wind turbines.  We believe these premises are adequate for our present and foreseeable needs.

ITEM 3.               LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4.               MINE SAFETY DISCLOSURES

NOT APPLICABLE

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

The following chart sets forth certain information regarding the closing prices of our stock for the period indicated.

Fiscal Year Ended August 31, 2011

	High Closing Price	Low Closing Price

First Quarter	$1.20	$1.00

Second Quarter	$1.30	$0.77

Third Quarter	$1.15	$0.42

Fourth Quarter	$0.68	$0.41

Fiscal Year Ended August 31, 2012

	High Closing Price	Low Closing Price

First Quarter	$0.60	$0.46

Second Quarter	$0.86	$0.43

Third Quarter	$0.46	$0.25

Fourth Quarter	$0.32	$0.12

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending August 31 containing financial statements audited by our independent certified public accountants commencing with 2013.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of August 31, 2012, we had 128 shareholders of record and 87,218,106 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

Fiscal Year 2011 vs. Fiscal Year 2010

Operations

We have not realized any revenue through August 31, 2012.  Our operating expenses increased from $1,366,199 in FY 2011 to $722,893 in cash and consulting fees of $986,490 in stock for FY 2012 primarily as a result of fees related to expenses in connection with the Helix Wind asset purchase, equipment purchases for manufacturing and professional fees.  These increases in expenses, which reflect our higher level of operations in FY 2012, resulted in our net loss increasing from $1,366,199 in FY 2011 to $722,893 in cash and consulting fees of $986,490 in stock for FY 2012.  We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2012 was $709,089 which was offset by net proceeds of $722,893 from the sale of our stock.  We had $46,955 cash on hand at the end of the year ended August 31, 2012.  This is not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.  Management is actively exploring several investment opportunities, but no assurance is given that it will be successful in these efforts.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2012.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of August 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2013.

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

PART 1II

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2012 are:

Name	Age	Position(s)
Dieter R. Sauer, Jr.	57	Director and CEO
Ana Sauer	62	Secretary
Jeff Massey	57	Director
ZohrehHashemi	59	Director

 Dieter R Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Mr. Sauer founded our operating subsidiary, Sauer Energy, Inc., a California corporation, in August 2008 and has worked for that company since then.

Prior thereto from 2001 he was an independent marketing, sales and business development consultant.   We have not paid any compensation to Mr. Sauer to date.

Ana Sauer was appointed Secretary of the Company to serve at the pleasure of the Board on August 5, 2010.  Ms. Sauer is a co-founder of Sauer Energy, Inc., a Nevada corporation, and serves as its secretary and a director.  She has been licensed as a real estate agent since October of 2007.  From 2004 to 2007, Ms. Sauer was President of Cielle Enterprises, a privately held company, engaged in developing and marketing cosmeceuticals.

Jeff Massey joined our board on December 8, 2010.   Mr. Massey is President and Chief Executive Officer of Asbuilt Information Systems, which he founded in 1990 and built to become one of the largest privately held U.S. professional services firms specializing in a wide variety of software implementation and turnkey solutions for building measurement, tenant and corporate space accounting.  He recently sold Asbuilt Information Systems.

ZohrehHashemijoined our board on December 8, 2010.  Ms. Hashemi worked for Amgen, Inc., from 2000 through 2009 as a Senior System Engineer.  Prior thereto she held management positions with Sony Pictures Entertainment, BAX Global, Universal Studios and Hughes Aircraft.  As an engineer, she has lead departments in development and implementation controls and procedures and has spent the majority of her career in development of various products.  She also has established strategic manufacturing relationships.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2012 and August 31, 2011 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name & Principal Position	Year	Salary	Stock		Option Awards	Non-Equity Incentive Plan Compensation	Other Comp.	All other comp.
			Bonus	Awards
Dieter R. Sauer Jr.,	2012	$59,000	-	-	-	-	-	-
CEO (and CFO)	2011	17,921	-	-	-	-	-	-
Ana Sauer,	2012	-	-	-	-	-	-	-
Secretary	2011	-	-	-	-	-	-	-
Malcolm Albery	2011	-	-	-	-	-	-	-
CEO (and CFO) (Former	2010	-	-	-	-	-	-	-

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

ITEM 12.            SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of August 31, 2012 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 4670 CalleCarga, Unit A, Camarillo, CA, 93012-8536. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

NAME and ADDRESS OF BENEFICIAL OWNER	OFFICE	AMOUNT and NATURE of BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Dieter Sauer, Jr.	Director, CEO, President	39,812,500 common shares held directly	45.6%
Ana Sauer	Secretary	0	0%
Jeff Massey	Director	20,000
ZorehHashemi	Director	20,000
All Officers and Directors as a group (4 Persons)		39,852,500 common shares held directly	45.7%

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

Upon their appointment as directors each of Jeff Massey and ZohrehHashemi were awarded 20,000 shares of our common stock.

Director Independence

We believe that our Jeff Massey and ZohrehHashemi are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards due to theirlack of any positions with us other than director and minimal stock ownership in us.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended August 31, 2012 was $3,500.

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

10.3

Lease, dated August 20, 2012, between Erik J. Eppink and Sauer Energy, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 12, 2012)

22.1         Subsidiaries of the Registrant. None, Sauer Energy, Inc, a California corporation was dissolved.

31.1*	Section 302 Certification- Principal Executive Officer and Principal Financial Officer Filed herewith

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

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

SAUER ENERGY, INC.

Date: November 29, 2012	By:	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	November 29, 2012
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	November 29, 2012
Jeff Massey

/s/ ZohrehHashemi	Director	November 29, 2012
ZohrehHashemi

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

/ s / John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

November 25, 2011

SAUER ENERGY
(A Development Stage Enterprise)
Consolidated Balance Sheet

	August 31,	August 31,
	2012	2011
ASSETS
Current Assets
Cash	$ 46,955	$ 74,559
Inventory	1,000	-
	47,955	74,559

Property and Equipment, net	92,567	57,820

Other Assets
Intangible Assets	1,475,000	-
Security Deposit	14,000	-
		-
	1,489,000	-

Total Assets	$ 1,629,522	$ 132,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 7,487	$ 6,091
Stockholders' Loans	10,000	10,000
Total Current Liabilities	17,487	16,091

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
75,590,749 shares on August 31, 2011
87,218,106 shares on August 31, 2012	8,722	7,559
Share Subscription	-	63,910
Additional Paid-In Capital	4,956,254	1,684,124
Accumulated deficit during the development stage	(3,352,941)	(1,639,305)
Total Stockholders' Equity	1,612,035	116,288

Total Liabilities and Stockholders' Equity	$ 1,629,522	$ 132,379

The accompanying notes are an integral part of these consolidated audited financial statements

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
					From Inception
					(August 7 2008)
	For the Three Months Ended		For the Fiscal Year Ended		through
	August 31,		August 31,		August 31,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses
Professional fees	28,479	10,850	206,856	57,994	271,130
Consulting	604,379	34,921	705,203	-	794,678
Research & Development	160,924	123,829	541,505	274,640	822,320
Other	65,065	77,700	260,072	1,033,565	1,464,813
	858,847	247,300	1,713,636	1,366,199	3,352,941

(Loss) from operations	(858,847)	(247,300)	(1,713,636)	(1,366,199)	(3,352,941)

Other Income (expense)	-	-	-	-	-
(Loss) before taxes	(858,847)	(247,300)	(1,713,636)	(1,366,199)	(3,352,941)

Provision (credit) for taxes	-	-	-	-	-

Net (Loss)	$(858,847)	$(247,300)	$(1,713,636)	(1,366,199)	$ (3,352,941)

Basic earnings (loss) per common
share, basic and diluted:	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.02)

Weighted average number of common
basic and diluted:	85,582,367	73,821,825	80,264,523	73,534,702

 The accompanying notes are an integral part of these consolidated audited financial statements

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity
For the period from inception (August 7, 2008) to August 31, 2012
					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Shares	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)
Inception: August 7, 2008	$ -	$ -	$ -		$ -	$ -
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			-
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500		$ (45,541)	$ (33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			-
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	$ (1,394)		$ (58,207)	$ (45,707)
Shares cancellation	(67,437,50)	(6,744)	6,744			-
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550		$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$ 63,910	(1,639,305)	$ 116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		-
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles
and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		-
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Net (loss) for the year					(1,713,636)	(1,713,636)
Balances at August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	$ (3,352,941)	$ 1,612,035

The accompanying notes are an integral part of these consolidated audited financial statements

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
			Inception
			(August 7 2008)
	For the Year ended		through
	August 31,		August 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$ (1,713,636)	$ (1,366,199)	$ (3,352,941)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Security Deposit	(14,000)		(14,000)
Depreciation	31,661	11,261	42,922
Director fees issued by shares		48,000	48,000
Investor relation fees issued by shares		180,000	180,000
Other services issued by shares	986,490	436,730	1,423,220
Changes in operating assets and liabilities:
Prepaid expense		10,000	-
Inventory	(1,000)		-
Accounts payable and accrued expenses	1,396	536	7,487
Net cash flows (used by) operating activities	(709,089)	(679,672)	(1,665,312)
Cash flows from investing activities:
Purchase and disposal of furniture and equipment	(41,408)	(69,081)	(110,489)
Acquisition of intangible assets
Net cash (used by) investing activities	(41,408)	(69,081)	(110,489)
Cash flows from financing activities:
Proceeds of loan		11,000	100,022
Repayment of loan		(100,022)	(100,022)
Proceeds from shareholders' loan		19,116	82,256
Payment on shareholders' loan		(72,256)	(72,256)
Proceeds from issuance of common stock	722,893	921,163	1,812,756
Net cash provided by financing activities	722,893	779,001	1,822,756

Net increase (decrease) in cash	(27,604)	30,248	46,955
Cash, beginning of the period	74,559	44,311	-
Cash, end of the period	$ 46,955	$ 74,559	$ 46,955

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

Non Cash Investing and Financing Activities:
Acquisition of intangible assets by shares	1,475,000		1,475,000
Acquisition of equipment by shares	25,000		25,000
	$ 1,500,000		$ 1,500,000

The accompanying notes are an integral part of these consolidated audited financial statements

SAUER ENERGY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1

ORGANIZATION AND NATURE OF OPERATIONS

Organization

Sauer Energy, Inc. was incorporated in California on August 7, 2008. The Company was incorporated to develop and market wind power electric generators.

Current Business of the Company

On July 25, 2010, the Company executed a plan of reorganization with BCO Hydrocarbon Ltd., a Nevada exploration stage enterprise, in which Sauer Energy Inc. became a subsidiary of BCO.  BCO changed its name to Sauer Energy, Inc.

The Company leases warehouse/office facilities in Camarillo, California, in which the Company develops wind power technology.  A production prototype of a vertical axis wind turbine (“VAWT”) has been developed.  Its compact size is aimed at the small business and home market. The company is focused on plans to manufacture and distribute the product.  In May, 2012, the acquisition of the entire assets of a wind turbine company added two more wind turbine models to the Company, together with patents and a distribution network.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted August 31 as the fiscal year-end.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

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

-

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of August 31, 2012, reflect

-

Cash:  Level One measurement based on bank reporting.

-

Loans from Officers and related parties: Level 2 based on promissory notes.

Federal income taxes

The Company utilizes FASB ACS 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. .  A valuation allowance is recorded when, in the opinion of management, it is “more likely-than-not” that a deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry-forward.  A valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Research and development costs - The Company expenses costs of research and development cost as incurred.

Advertising and marketing expenses for the fiscal years ended August 31, 2012 and 2011 were $11,325 and $76,836 respectively.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Basic and Diluted Earnings (Loss) Per Share –

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

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $3,352,941. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $3,352,941 as of August 31, 2012.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at August 31, 2012 and August 31, 2011:

	2012	2011
Computer and equipment	$ 132,489	$ 69,081
Truck	3,000	-
Less accumulated depreciation/amortization	(42,922)	(11,261)
Property and equipment, net	$ 92,567	$ 57,820

Note 5 – Asset Purchase

On May 11, 2012, the Company entered into an Asset Purchase Agreement with St. George Investments LLC, an Illinois limited liability company, to acquire certain assets in foreclosure for 6,000,000 common shares.  The assets were formerly owned by Helix Wind, Inc., a Nevada corporation in the same business as the Company.  The assets and agreed prices were:

Tangible Assets
Equipment	$ 23,000
Supplies	$ 1,000
Inventory	$ 1,000
$ 25,000

Intangible Assets
Goodwill	$ 5,000
Intellectual Property (10 patents, 2 trademarks, network
systems, wind turbine monitoring system, URL)	$ 1,467,500
Restrictive Covenant	$ 2,500
$ 1,475,000

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the prior year ended August 31, 2012.  The balance of the loan was $10,000 at August 31, 2012. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

Note 7 – Commitments and Contingencies:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium”  in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations are concentrated at the site.

 Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

2012	$ 84,200
2013	84,200
2014	80,161
$248,161

Starting on July 25, 2010, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 800,000 units of securities at $0.25 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50 each. The private placement was oversubscribed and the Company accepted additional private placement funds. As at August 31, 2011, the Company had issued 938,000 units of the securities in consideration of funds received of $234,500.

Starting on January 1, 2011, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 666,667 units of securities at $0.30 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2013 with an exercise price of $0.60 each. The private placement was oversubscribed and the Company accepted additional private placement funds. As at August 31, 2011, the Company had issued 2,599,849 units of the securities in consideration of funds received of $779,955.

During the fiscal year ended August 31, 2011, the Company issued 150,000 shares of common stock to an investor relations firm for services to be provided under contract. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the stock on the day of issuance, $180,000 was charged to investor relations expenses.  A further 1,000,000 shares were issued to the firm in the fiscal year ended August 31, 2012. The fair value of the common stock on the day it was issued was $0.12  per share. Based on the fair value of the stock on the day of issuance, $120,000 was charged to investor relations expenses.  The contract with the firm was cancelled in August, 2012.

During the period September 1, to October 17, 2011, the Company entered into a series of private placement agreements with various investors involving issuing units of securities at $0.30 per unit. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013. The private placement was oversubscribed and the Company accepted additional private placement funds. On October 17, 2011 the Company issued 1,275,337 units of the securities in consideration of funds received of $382,601.

On December 1, 2011, the Company issued 650,000 units of securities to seven investors at $0.30 per unit for $195,000 cash, pursuant to a private placement agreement. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

On December 1, 2011, the Company issued 24,000 units of securities to an investor at $0.25 per unit for $6,000 cash pursuant to a private placement agreement.  Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

On July 31, 3012, the Company issued 808,000 units of securities at $0.25 per unit for $202,000 cash pursuant to a private placement agreement. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 each, expiring March 31, 2014.

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $3,353,941, which will  expire in 2028 through 2032 if not utilized.

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards.

The Company generated a deferred tax credit of $1,270,500 through net operating loss carryforward, an increase of $686,500 in the fiscal year ended August 31, 2012.  The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

Note 9 – Capital Stock

Starting on July 25, 2010, the Company entered into a series of private placement agreements with various investors. The arrangement involved issuing 800,000 units of securities at $0.25 per unit for a total amount of $200,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring July 31, 2012 with an exercise price of $0.50 each. The private placement was oversubscribed and the Company accepted additional private placement funds. As of August 31, 2011, the Company issued 938,000 units of the securities in consideration of funds received of $234,500.

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

On October 17, 2011, the Company issued a total of 522,900 shares of restricted common stock to certain consultants as compensation for services. The fair value of the stock was $0.51.  Based on the fair value of the common stock on the day of issuance, $266,220 was charged to consulting expense.

On October 17, 2011, the Company issued 200,000 shares of common stock to a consulting firm for services to be provided. The fair value of the common stock on the day it was issued was $0.51 per share. Based on the fair value of the stock on the day of issuance, $102,000 less $200 contributed was charged to consulting expense.

On October 17, 2011, the Company issued a total of 535,000 shares of restricted common stock to certain consultants as compensation for services. The fair value of the stock was $0.51.  Based on the fair value of the common stock on the day of issuance, $272,850 was charged to consulting expense.

On December 1, 2011, the Company issued 650,000 units of securities to seven investors at $0.30 per unit for $195,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

On December 1, 2011, the Company issued 24,000 units of securities to an investor at $0.25 per unit for $6,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2014.

On January 24, 2012, the Company issued 125,000 shares of common stock at the closing price of $0.60 per share for legal fees of $75,000.

On January 26, 2012, the Company issued 25,000 shares of common stock at the closing price of $0.60 per share for legal fees of $15,000.

On April 30, 2012, the Company issued 363,000 shares of common stock at the closing price of $0.34 per share for services by six providers.  An expense of $123,420 was recorded.

On May 11, 2012 the Company issued 6,000,000 shares of common stock pursuant to an Asset Purchase Agreement for certain wind turbine assets at the agreed price of $0.25 per share, including intangible assets. The fair market value of the assets was recorded, $1,500,000.

On July 31, 3012, the Company issued 808,000 units of securities at $0.25 per unit for $202,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 each, expiring July 31, 2014.

On July 31, 2012, the Company issued 100,000 shares of common stock at $0.12 per share for legal fees of $12,000.

On July 31, 2012 the Company issued 1,000,000 shares of common stock at $0.12 per share for contract services of $120,000.

Note 10 – Warrants

During the fiscal year ended August 31, 2012, the Company entered a series of private placement agreements with various investors. (Refer to Note 9 – Capital Stock).

Under the private placements, the Company issued 2,757,357 Units of securities for total cash proceeds of $722,893.  Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price ranging from $0.50 to $0.60 and expiring July 31, 2013 to July 31, 2014.

The following table is a summary of information about the warrants outstanding at August 31, 2012:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average
			Exercise Price
$0.50 - $0.60	5,357,206	1.07 years	0.58

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2011	3,537,849	0.57
Warrants expired	(938,000)	0.5
Warrants cancelled	-	0
Warrants Granted	2,757,357	0.57
Warrants exercised	-	0
Balance, August 31, 2012	5,357,206	0.58

NOTE 11

CONTINGENCIES, LITIGATION

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 12        SUBSEQUENT EVENTS

 Events subsequent to August 31, 2012 have been evaluated through November 12, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.