Form 10-Q
period 2012-11-30
SAUER ENERGY, INC.
filed 2013-01-14
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2012

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

        Identification No.)

4670 Calle Carga  Unit A Camarillo, CA 93012

                                                (Address of principal executive offices)

                                                                 888-829-8748

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 91,961,049 shares of common stock, par value $0.0001 per share, as of January 14, 2012.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY
(A Development Stage Enterprise)
Consolidated Balance Sheet

	November 30,	August 31,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$ 58,791	$ 46,955
Inventory	1,000	1,000
	59,791	47,955

Property and Equipment, net	84,242	92,567

Other Assets
Intangible Assets	1,475,000	1,475,000
Security Deposit	14,000	14,000
	1,489,000	1,489,000

Total Assets	$ 1,633,033	$ 1,629,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 7,487	$ 7,487
Loan Payable	92,000	-
Stockholders' Loans	10,000	10,000
Total Current Liabilities	109,487	17,487

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
87,218,106 shares on August 31, 2012
88,369,086 shares on November 30, 2012	8,837	8,722
Additional Paid-In Capital	5,126,139	4,956,254
Accumulated deficit during the development stage	(3,611,430)	(3,352,941)
Total Stockholders' Equity	1,523,546	1,612,035

Total Liabilities and Stockholders' Equity	$ 1,633,033	$ 1,629,522

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

			Inception
			(August 7 2008)
	For the three months ended	through
	November 30,	November 30,
	2012	2011	2012

Revenue	-	-	-

General and Administrative Expenses:
Professional Fees	$ 30,541	$ 9,096	$ 301,671
Consulting	19,036	90,099	813,714
Commitment Fees	120,000		120,000
Research & development expense	32,635	95,329	854,955
Other general and administrative expenses	56,277	79,930	1,521,089
	258,489	274,454	3,611,429

(Loss) from operations	(258,489)	(274,454)	(3,611,429)

Other Income (expense)	-	-	-
(Loss) before taxes	(258,489)	(274,454)	(3,611,429)

Provision (credit) for taxes		-	-

Net (Loss)	$ (258,489)	$ (274,454)	$ (3,611,429)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.00)	$ (0.00)
Weighted average number of common
shares outstanding, basic and diluted	80,804,083	76,815,912

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity
(Unaudited)
For the period from inception (August 7, 2008) to November 30, 2012

					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Share	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$ -	$ -		$ -	$ -
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			-
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500		$ (45,541)	$ (33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			-
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	$ (1,394)		$ (58,207)	$ (45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			-
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550		$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$ 63,910	$ (1,639,305)	$ 116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		-
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles
and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		-
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Net (loss) for the year					(1,713,636)	(1,713,636)
Balances at August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	$ (3,352,941)	$ 1,612,035
Shares issued for cash pursuant
to an investment agreement	950,980	95	119,905			120,000
Shares issued for cash	200,000	20	49,980			50,000
Net (loss) for the period					(258,489)	(258,489)
Balances at November 30, 2012	88,369,086	$8,837	5,126,139	-	(3,611,430)	1,523,546

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
(Unaudited)
			Inception
			(August 7 2008)
	For the three months ended		through
	November 30,		November 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$ (258,489)	$ (274,454)	$ (3,611,430)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Security Deposit			(14,000)
Director fees issued by shares			48,000
Other service fees issued by shares		49,296	1,423,220
Investor relation fees issued by shares			180,000
Depreciation	8,325	3,234	51,247
Changes in operating assets and liabilities:
Prepaid expense			-
Accounts payable and accrued expenses		(6,091)	7,486
Net cash flows (used by) operating activities	(250,164)	(228,015)	(1,915,476)
Cash flows from investing activities:
Purchase of furniture and equipment	-	(39,137)	(110,489)
Net cash (used by) investing activities	-	(39,137)	(110,489)
Cash flows from financing activities:
Proceeds from loan	92,000		92,000
Proceeds from shareholders' loan		10,787	82,256
Payment on shareholders' loan			(72,256)
Proceeds from issuance of common stock, net of costs	170,000	334,893	1,982,756
Net cash (used by) provided by financing activities	262,000	345,680	2,084,756
Net increase (decrease) in cash	11,836	78,528	58,791
Cash, beginning of the period	46,955	74,559	-
Cash, end of the period	$ 58,791	$ 153,087	$ 58,791
Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30, 2012

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended November 30 , 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended November 30, 2012 are not necessarily indicative of results for the entire year ending August 31, 2013.

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

The carrying amounts of the Company’s financial instruments as of November 30, 2012 reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Advertising and marketing expenses for the three months ended November 30, 2012 and 2011 was $32,635 and $95,329 respectively.

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

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $3,611,430. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

Offsetting Assets and Liabilities—In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $3,611,430 as of November 30, 2012.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at November 30, 2012 and August 31, 2012	November 30, 2012	August 31, 2012
Computer and equipment & Truck	$ 135,489	$ 135,489
Less: Accumulated depreciation/amortization	(51,247)	(42,922)
Property and equipment, net	$ 84,242	$ 92,567

Note 5 – Asset Purchase

On November 30, 2012 the Company entered into an Asset Purchase Agreementwith St. George Investments LLC, an Illinois limited liability company, to acquire certain assets in foreclosure for 6,000,000 common shares.  The assets were formerly owned by Helix Wind, Inc., a Nevada corporation in the same business as the Company.  The assets and agreed prices were:

Asset Purchase	November 30, 2012
Tangible Assets
Equipment	$ 23,000
Supplies	1,000
Inventory	1,000
Total Tangible Assets	$ 25,000

Intangible Assets
Goodwill	$ 5,000
Intellectual Property (10 patents, 2 trademarks, network system, wind turbine monitoring system, URL	1,467,500
Restrictive Covenant	$ 2,500
Total intangible assets acquired	$ 1,475,000

Total Assets acquired	$ 1,500,000

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the prior year ended August 31, 2011.  The balance of the Stockholder’s loan was $10,000 at November 30, 2012. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

Note 7 – Commitments and Contingencies:

In February, 2010, the Company leased office and laboratory space in Newbury Park, California for five years for monthly rental payments of $2,100 per month.

 Lease Commitments – following five fiscal years:

Fiscal year ended

August 31, 2012

2012	$25,200
2013	25,200
2014	4,200
54,600

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately.  The Company has net operating losses carried forward of approximately $3,611,430 for tax purposes which will expire in 2028 through 2032 if not utilized.

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards.  .

The Company generated a deferred tax credit of $373,896 through net operating loss carryforward, an increase of $103,396 since the previous fiscal year end August 31, 2012

The Company recorded a 100% valuation allowance for the deferred tax asset since in the opinion of management it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

On December 1, 2011, the Company issued 24,000units of securities to an investor at $0.25 per unit for $6,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2013.

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

On October 10, 2012 the Company issued 950,980 shares of common stock at 0.126 per share to St George Investments LLC for $120,000 pursuant to an investment agreement.

On November 28, 2012 the Company issued 200,000 shares of common stock at 0.25 per share for $50,000

As of November 30,2012, the Company was authorized to issue 650,000,000 shares of par value $0.0001 common stock, of which 88,369,086 shares of common stock were issued and outstanding.

Note 10 – Warrants

During the period September 1 to November 30, 2012, the Company entered a series of private placement agreements with various investors. (Refer to Note 9– Capital Stock).

Under the private placements, the Company issued 1,950,337 Units of securities for total cash proceeds of $584,603.  Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 expiring July 31, 2013.

The following table is a summary of information about the warrants outstanding at February 29, 2012:

Shares Underlying Warrants Outstanding
Range of Exercise Price		Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	5,491,536	1.17 years	$0.60

The following table is a summary of activity of outstanding stock warrants:

				Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2012		-5,357,206-	$0.58
Warrants expired		-0-	-0-
Warrants cancelled		-0-	-0-
Warrants Granted		5,491,536	0.60
Warrants exercised		-0-	-0-
Balance, November 30, 2011	10,848,742		$0.59

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

RESULTS OF OPERATIONS

Three months ended November 30, 2011 v. Three months ended November 30, 2012.

Our primary expenses in our development stage during the three month period were research and development, ($95,329 for the three months ended November 30, 2011 and $32,635 for the three months ended November 30, 2012); consulting , ($90,099 for the three months ended November 30, 2011 and $19,036 for the three months ended November 30, 2012); professional fees, ($9,096 for the three months ended November 30, 2011 and $30,541 for the three months ended November 30, 2012); other general and administrative expenses, ($79,930 for the three months ended November 30, 2011 and $56,277 for the three months ended November 30, 2012) and commitment fees ($-0-  for the three months ended November 30, 2011 and $120,000. We had a net loss of $(274,454) or $(0.00) per share for the quarter ended November 30, 2011 which decreased to $(258,489) or $(0.00) per share for the quarter ended November 30, 2012.  As we transition from research and development to early stage manufacturing during calendar 2012 we anticipate that our expenses by category will continue to fluctuate and as we will begin to approach a time when we can realize revenue and as recognize revenue from sales and material and manufacturing costs will be incurred.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended November 30, 2012 was $250,163 which was offset by net proceeds of $262,000 provided from financing activities, principally the sale of stock and warrants.  We had cash resources of $58,791 at November 30, 2012 and intend to rely on the sale of stock and warrants in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on January 4, 2013, we have entered into an Equity Credit Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our May 29, 2012 Quarterly Report on Form 10-Q include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2012.  Based on that evaluation, our Chief Executive Officer has concluded that as of November 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of November 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2012 and the quarter ended November 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2012.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2012, we realized $262,000 from the sale of shares of common stock and warrants in units in private placements.  Certain details of these purchases are set forth in Notes 9 and 10 to our financial statements.  The sales were exempt from regulation by reason of Regulation D under the Securities Act of 1933, specifically Rule 506 there under.  Each of the purchasers represented that they were and accredited investor and each certificate issued in the private placement has an appropriate restrictive legend and our transfer agent maintains stop transfer instructions with respect thereto. All sales were affected by our officer and we did not pay any commissions with respect thereto.  The proceeds were used as working capital.

Item 3 – Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as part of this Report.

31.1*  Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1*  Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

Date: January 14, 2013

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)