Form 10-Q
period 2013-02-28
SAUER ENERGY, INC.
filed 2013-04-17
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 92,451,049 shares of common stock, par value $0.0001 per share, as of April 14, 2013.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAUER ENERGY
(A Development Stage Enterprise)
Condensed Balance Sheet

	February 28	August 31,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash	$ 22,766	$ 46,955
Inventory	1,000	1,000
	23,766	47,955

Property and Equipment, net	75,917	92,567

Other Assets
Intangible Assets	1,905,000	1,475,000
Security Deposit	14,000	14,000
	1,919,000	1,489,000

Total Assets	$ 2,018,683	$ 1,629,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 7,487	$ 7,487
Loan Payable	175,000	-
Stockholders' Loans	10,000	10,000
Total Current Liabilities	192,487	17,487

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
87,218,106 shares on August 31, 2012
91,961,049 shares on February 28, 2013	9,196	8,722
Additional Paid-In Capital	5,904,300	4,956,254
Accumulated deficit during the development stage	(4,087,300)	(3,352,941)
Total Stockholders' Equity	1,826,196	1,612,035

Total Liabilities and Stockholders' Equity	$ 2,018,683	$ 1,629,522

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

					Inception
					(August 7 2008)
	For the three months ended		For the six months ended		through
	February 28,	February 29	February 28,	February 29	February 28,
	2013	2012	2013	2012	2013

Revenue	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	$ 10,363	$ 56,031	40,907	62,127	$ 312,037
Consulting	39,659	84,172	58,694	193,395	853,372
Commitment Fees	325,000	-	445,000	-	445,000
Research & development expense	20,218	24,572	52,852	100,585	875,172
Other general and administrative expenses	80,630	67,043	136,905	150,165	1,601,718
	475,870	231,818	734,358	506,272	4,087,299

(Loss) from operations	(475,870)	(231,818)	(734,358)	(506,272)	(4,087,299)

Other Income (expense)	-	-	-	-	-
(Loss) before taxes	(475,870)	(231,818)	(734,358)	(506,272)	(4,087,299)

Provision (credit) for taxes		-			-

Net (Loss)	$ (475,870)	$ (231,818)	$ (734,358)	$ (506,272)	$ (4,087,299)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of common
shares outstanding, basic	90,868,966	76,815,912	89,303,136	76,815,912

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)
			Inception
			(August 7 2008)
	For the six months ended		through
	February 28	February 29	February 28
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$ (734,358)	$ (506,272)	$ (4,087,299)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Security Deposit			(14,000)
Director fees issued by shares			48,000
Other service fees issued by shares			1,423,220
Investor relation fees issued by shares			180,000
Depreciation	16,650	6,468	59,572
Changes in operating assets and liabilities:
Inventory			-
Accounts payable and accrued expenses		1,396	7,487
Net cash flows (used by) operating activities	(717,708)	(498,408)	(2,383,020)

Cash flows from investing activities:
Purchase of furniture and equipment		(39,137)	(110,489)
Purchase of intangible assets	(430,000)		(430,000)
Net cash (used by) investing
activities	(430,000)	(39,137)	(540,489)
Cash flows from financing activities:
Proceeds from loan	325,000		425,022
Repayment on loan	(150,000)		(250,022)
Proceeds from shareholders' loan			82,256
Payment on shareholders' loan			(72,256)
Proceeds from issuance of common stock, net of costs	948,520	433,099	2,761,275
Subscriptions received		131,090
Net cash (used by) provided
by financing activities	1,123,520	564,189	2,946,275

Net increase (decrease) in cash	(24,188)	26,644	22,766
Cash, beginning of the period	46,954	74,559	-

Cash, end of the period	$ 22,766	$ 101,203	$ 22,766

Supplemental cash flow disclosure:
Interest paid	$ 16,667	$ -	$ 16,667
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

February 28, 2013

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the six months ended February 28, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended February 28, 2013 are not necessarily indicative of results for the entire year ending August 31, 2013.

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

Basis of consolidation – Not applicable.

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

Fixed assets - Property, plant and equipment is valued at cost less accumulated depreciation and impairment losses. If the costs of certain components of an item of property, plant and equipment are significant in relation to the total cost of the item, they are accounted for and depreciated separately Depreciation expense is recognized using the straight-line method for the vehicle and the double declining method for all remaining assets and is amortized over the estimated useful life of the related asset. The following useful lives are assumed:

 Vehicle & Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5 years

Furniture & Fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7 Years

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

The carrying amounts of the Company’s financial instruments as of February 28, 2013 reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the six months ended February 28, 2013 and February 29, 2012 was $52,852 and $100,585 respectively.

Advertising.   Advertising and marketing expenses for the six months ended February 28, 2013 and February 29, 2012 was $4,301 and $5,089 respectively.

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

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $4,087,300. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $4,087,300 as of February 28, 2013.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at February 28, 2013 and August 31, 2012	February 28, 2013	August 31, 2012
Computer and equipment & truck	$ 135,489	$ 135,489
Less: Accumulated depreciation/amortization	(59,572)	(42,922)
Property and equipment, net	$ 75,917	$ 92,567

Note 5 – Asset Purchase

On May 11, 2012, the Company entered into an Asset Purchase Agreement with St. George Investments LLC, an Illinois limited liability company, to acquire certain assets in foreclosure for 6,000,000 common shares.  The assets were formerly owned by Helix Wind, Inc., a Nevada corporation in the same business as the Company.  The assets and agreed prices were:

Asset Purchase	May 11, 2012
Tangible Assets
Equipment	$ 23,000
Supplies	1,000
Inventory	1,000
Total Tangible Assets	$ 25,000

Intangible Assets
Goodwill	$ 5,000
Intellectual Property (10 patents, 2 trademarks, network system, wind turbine monitoring system, URL	1,467,500
Restrictive Covenant	$ 2,500
Total intangible assets acquired	$ 1,475,000

Total Assets acquired	$ 1,500,000

Note 5 – Restricted Covenant

In January 2013 the Company entered into an amendment to the Asset Purchase Agreement of May 11, 2012 with the Seller of the assets.  The Agreement contained the Company’s guarantee to indemnify the Seller against a certain drop in stock price of stock received in payment for the assets.  The “Protection Period” in the agreement lasts until the Company receives cash consideration of five million dollars (the “Protection Amount”) from the issuance of common stock. Such a contingency could not be quantified by the Company and none was recorded at the fiscal year ended August 31, 2012.  The Protection Period was amended with a new beginning time:  nine months from August 2, 2012 or the date that an S1 stock registration statement is recorded, (the earlier).   It was further agreed that Seller would forbear enforcement of the guarantee prior to the beginning of the Protection Period for the payment of 2,000,000 common shares of the Company.  The stock was issued on January 7, 2013.  The cost of the issue was recorded as a Restricted Covenant.

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the year ended August 31, 2011.  The balance of the Stockholder’s loan was $10,000 at February 28, 2013. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

Note 7 – Commitments and Contingencies:

The contingency related to the indemnification of the seller of assets in the agreement of May 11, 2012 against the loss in value of contract stock from a dilutive issuance was postponed by the amended agreement, per Note 5.

In September 2012, the Company leased office and laboratory space in Camarillo, California for three years for monthly rental payments of $7,000 per month.

 Lease Commitments – for the following three fiscal years from March 1, 2013 through the end of the lease:

For the period through

Fiscal year ended

August 31

2013	$42,000
2014	84,000
2015	84,000
210,000

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2033. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $475,870 for the six months ended February 28, 2013.  The Company has net operating losses carried forward of approximately $4,087,300 for tax purposes which will expire in 2028 through 2033 if not utilized.

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

On October 10, 2012 the Company issued 950,980 shares of common stock at $0.126 per share to St George Investments LLC for $120,000 pursuant to an investment agreement.

On November 28, 2012 the Company issued 200,000 shares of common stock at $0.25 per share for $50,000

On December 14, 2012 the Company issued 100,000 shares of common stock at $0.21 per share for consulting services of $21,000.

On December 14, 2012 the Company issued 1,479,963 shares of common stock at $0.2196 per share for commitment fees of $325,000.

On December 14, 2012 the Company issued 12,000 shares of common stock at $0.21 per share for consulting services of $2,520.

On January 7, 2013 the Company issued 2,000,000 shares of common stock at $0.215 per share for a restricted covenant.

As of February 28, 2013, the Company was authorized to issue 650,000,000 shares of par value $0.0001 common stock, of which 91,961,049 shares of common stock were issued and outstanding.

Note 10 – Warrants

No warrants were issued or expired during the six months ended February 28, 2013.

During the previous fiscal year, the Company entered a series of private placement agreements with various investors. (Refer to Note 9– Capital Stock).

The following table is a summary of information about the warrants outstanding at February 29, 2012:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	5,357,206	0.57 years	$0.58

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants		Weighted Average Exercise Price
Balance, November 30, 2012		-5,357,206-	$0.58
Warrants expired		-0-	-0-
Warrants cancelled		-0-	-0-
Warrants granted		-0-	-0-
Warrants exercised		-0-	-0-
Balance, February 28, 2013	5,357,206		$0.58

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

RESULTS OF OPERATIONS

Six months ended February 29, 2012 v. Six months ended February 28, 2013

Now that we are transitioning out of the development stage, research and development expenses have been replaced by commitment fees as the greatest expense over the last six month period ($-0- for the six months ended February 29, 2012 and $445,000 for the six months ended February 28, 2013). Research and development expenses have decreased ($100,585 for the six months ended February 29, 2012 and $52,852 for the six months ended February 28, 2013). Other expenses include consulting, ($193,395 for the six months ended February 29, 2012 and $58,694 for the six months ended February 28, 2013); professional fees, ($62,127 for the six months ended February 29, 2012 and $40,907 for the six months ended February 28, 2013); and other general and administrative expenses, ($150,165 for the six months ended February 29, 2012 and $136,905 for the six months ended February 28, 2013). We had a net loss of $(506,272) or $(0.00) per share for the six months ended February 29, 2012 which increased to $(734,358) or  $(0.01) per share for the six months ended February 28, 2013.  As we transition from research and development to early stage manufacturing during calendar 2013, we anticipate that our research and development expenses and consulting expenses will continue to decrease while other expenses by category will continue to fluctuate, and we will begin to approach a time when we can recognize revenue from sales and material and manufacturing costs will be incurred.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six months ended February 28, 2013 was $717,708. Net cash flows used in investing activities for the six months ended February 28, 2013 was $429,426. These cash flows were offset by net proceeds of $1,123,520 provided from financing activities, principally the sale of stock.  We had cash resources of $22,766 at February 28, 2013, and intend to rely on the sale of stock and warrants in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on January 4, 2013, we have entered into an Equity Credit Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our May 29, 2012 Quarterly Report on Form 10-Q include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2013.  Based on that evaluation, our Chief Executive Officer has concluded that as of February 28, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of February 28, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2012 and the quarter ended February 28, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of February 28, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently a party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: April 17, 2013

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)