Form 10-Q
period 2013-05-31
SAUER ENERGY, INC.
filed 2013-07-15
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 92,451,049 shares of common stock, par value $0.0001 per share, as of July 10, 2013.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAUER ENERGY
(A Development Stage Entereprise)
Condensed Balance Sheet

	May, 31	August 31,
	2013	2012

ASSETS	(Unaudited)
Current Assets
Cash	$ 50,723	$ 46,955
Inventory	1,000	1,000
	51,723	47,955

Property and Equipment, net	67,592	92,567

Other Assets
Intangible Assets	1,905,000	1,475,000
Security Deposit	14,000	14,000
	1,919,000	1,489,000

Total Assets	$ 2,038,315	$ 1,629,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 7,487	$ 7,487
Loan Payable	311,500	-
Stockholders' Loans	10,000	10,000
Total Current Liabilities	328,987	17,487

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
87,218,106 shares on August 31, 2012
92,451,049 shares on May 31, 2013	9,245	8,722
Additional Paid-In Capital	5,958,050	4,956,254
Accumulated deficit during the development stage	(4,257,967)	(3,352,941)
Total Stockholders' Equity	1,709,328	1,612,035

Total Liabilities and Stockholders' Equity	$ 2,038,315	$ 1,629,522

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

					Inception
					(August 7 2008)
	For the three months ended		For the nine months ended		through
	May 31	May 31	May 31	May 31	May 31
	2013	2012	2013	2012	2013

Revenue	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	$ 12,541	$ 99,590	53,445	162,467	$ 324,577
Consulting	96,395	16,028	155,090	100,824	949,767
Commitment Fees	-	-	445,000	-	445,000
Research & development expense	3,791	176,693	56,643	391,072	878,963
Other general and administrative expenses	57,940	56,206	194,848	200,426	1,659,660
	170,667	348,517	905,026	854,789	4,257,967

(Loss) from operations	(170,667)	(348,517)	(905,026)	(854,789)	(4,257,967)

Other Income (expense)	-	-	-	-	-
(Loss) before taxes	(170,667)	(348,517)	(905,026)	(854,789)	(4,257,967)

Provision (credit) for taxes		-			-

Net (Loss)	$ (170,667)	$ (348,517)	$ (905,026)	$ (854,789)	$ (4,257,967)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of common
shares outstanding, basic	92,321,929	73,889,709	91,603,425	78,609,854

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity
(Unaudited)
For the period from inception (August 7, 2008) to May 31, 2013

					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Share	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$ -	$ -		$ -	$ -
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			-
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500		$ (45,541)	$ (33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			-
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	$ (1,394)		$ (58,207)	$ (45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			-
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550		$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$ 63,910	$ (1,639,305)	$ 116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		-
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles
and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		-
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Net (loss) for the year					(1,713,636)	(1,713,636)
Balances at August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	$ (3,352,941)	$ 1,612,035
Shares issued for cash pursuant
to an investment agreement	950,980	95	119,905			120,000
Shares issued for cash	200,000	20	49,980			50,000
Shares issued for services	100,000	10	20,990			21,000
Shares issued for commitment fees	1,479,963	148	324,852			325,000
Shares issued for services	12,000	1	2,519			2,520
Shares issued pursuant to 1st Amendment	2,000,000	200	429,800			430,000
Net (loss) for the period					(734,358)	(734,358)
Balances at February 29, 2013	91,961,049	$ 9,196	$ 5,904,300	$ -	$ (4,087,299)	$ 1,826,197
Shares issued for services	240,000	24	28,776			28,800
Shares issued for services	250,000	25	24,975			25,000
Net (loss) for the period					(170,668)	(170,668)
Balances at May 31, 2013	92,451,049	$ 9,245	$ 5,958,051	$ -	$ (4,257,967)	$ 1,709,329

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)
			Inception
			(August 7 2008)
	For the nine months ended		through
	May 31	May 31	May 31
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$ (905,026)	$ (854,789)	$ (4,257,967)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Security Deposit			(14,000)
Director fees issued by shares			48,000
Other service fees issued by shares		244,420	1,423,220
Investor relation fees issued by shares			180,000
Depreciation	24,975	20,067	67,897
Changes in operating assets and liabilities:
Inventory		(1,000)	-
Accounts payable and accrued expenses		1,396	7,487
Net cash flows (used by) operating activities	(880,051)	(589,906)	(2,545,363)

Cash flows from investing activities:
Purchase of furniture and equipment		(61,635)	(110,489)
Purchase of intangible assets	(430,000)	(1,475,000)	(430,000)
Net cash (used by) investing
activities	(430,000)	(1,536,635)	(540,489)
Cash flows from financing activities:
Proceeds from loan	461,500		561,522
Repayment on loan	(150,000)		(250,022)
Proceeds from shareholders' loan			82,256
Payment on shareholders' loan			(72,256)
Proceeds from issuance of common stock, net of costs	1,002,320	628,099	2,815,075
Subscriptions received		138,090	-
Net cash (used by) provided
by financing activities	1,313,820	766,189	3,136,575

Net increase (decrease) in cash	3,769	(1,360,352)	50,723
Cash, beginning of the period	46,954	74,559	-

Cash, end of the period	$ 50,723	$ (1,285,793)	$ 50,723

Supplemental cash flow disclosure:
Interest paid	$ 16,667		$ 16,667
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

May 31, 2013

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the nine months ended May 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2012 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended May 31, 2013 are not necessarily indicative of results for the entire year ending August 31, 2013.

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

The carrying amounts of the Company’s financial instruments as of May 31, 2013 reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the nine months ended May 31, 2013 and May 31, 2012 was $56,643 and $391,072 respectively.

Advertising.   Advertising and marketing expenses for the nine months ended May 31 2013 and May 31, 2012 was $4,951 and $8,134 respectively.

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

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $4,257,967. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

Comprehensive Income —In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years

(including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its financial position, results of operations or cash flows.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $4,257,967 as of May 31, 2013.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at May 31, 2013 and August 31, 2012	May 31, 2013	August 31, 2012
Computer and equipment & truck	$ 135,489	$ 135,489
Less: Accumulated depreciation/amortization	(67,897)	(42,922)
Property and equipment, net	$ 67,591	$ 92,567

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

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the year ended August 31, 2011.  The balance of the Stockholder’s loan was $10,000 at May 31, 2013. The loan carries no interest, is unsecured, has no maturity date and is payable upon demand.

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

 Lease Commitments – for the following three fiscal years from March 1, 2013 through the end of the lease:

For the period through

Fiscal year ended

August 31

2013	$21,000
2014	84,000
2015	84,000
189,000

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2033. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $905,026 for the nine months ended May 31, 2013.  The Company has net operating losses carried forward of approximately $4,257,967 for tax purposes which will expire in 2028 through 2033 if not utilized.

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

On July 31, 2012, the Company issued 808,000 units of securities at $0.25 per unit for $202,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 each, expiring July 31, 2014.

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

On March 12, 2013 the Company issued 240,000 shares of common stock at $0.12 per share for consulting services of $28,800.

On April, 2013 the Company issued 250,000 shares of common stock at $0.10 per share for consulting services of $25,000.

As of May 31, 2013, the Company was authorized to issue 650,000,000 shares of par value $0.0001 common stock, of which 92,451,049 shares of common stock were issued and outstanding.

Note 10 – Warrants

No warrants were issued or expired during the nine months ended May 31, 2013.

During the previous fiscal year, the Company entered into a series of private placement agreements with various investors. (Refer to Note 9– Capital Stock).

The following table is a summary of information about the warrants outstanding at February 29, 2012:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.50 ~ $0.60	5,357,206	0.32 years	$0.58

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants		Weighted Average Exercise Price
Balance, November 30, 2012		-5,357,206-	$0.58
Warrants expired		-0-	-0-
Warrants cancelled		-0-	-0-
Warrants granted		-0-	-0-
Warrants exercised		-0-	-0-
Balance, May 31, 2013	5,357,206		$0.58

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

RESULTS OF OPERATIONS

Nine  months ended May 31, 2012 v. Nine  months ended May 31, 2013

Now that we are transitioning out of the development stage, research and development expenses have been replaced by commitment fees as the greatest expense over the last nine month period ($-0- for the nine months ended May 31, 2012 and $445,000 for the nine months ended May 31, 2013). Research and development expenses have decreased ($391,072 for the nine months ended May 31, 2012 and $56,643 for the nine months ended May 31, 2013). Other expenses include consulting, ($100,824 for the nine months ended May 31, 2012 and $155,090 for the nine months ended May 31, 2013); professional fees, ($162,467 for the nine months ended May 31, 2012 and $53,445 for the nine months ended May 31, 2013); and other general and administrative expenses, ($200,426 for the nine months ended May 31, 2012 and $194,848 for the nine months ended May 31, 2013). We had a net loss of $(854,789) or $(0.01) per share for the nine months ended May 31, 2012 which increased to $(905,026) or  $(0.01) per share for the nine months ended May 31, 2013.  As we transition from research and development to early stage manufacturing during calendar 2013, we anticipate that our research and development expenses and consulting expenses will continue to decrease while other expenses by category will continue to fluctuate, and we will begin to approach a time when we can recognize revenue from sales and material and manufacturing costs will be incurred.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine months ended May 31, 2013 was $880,051. Net cash flows used in investing activities for the nine months ended May 31, 2013 was $430,000. These cash flows were offset by net proceeds of $1,313,820 provided from financing activities, principally the sale of stock.  We had cash resources of $50,723 at May 31, 2013, and intend to rely on the sale of stock and warrants in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on January 4, 2013, we have entered into an Equity Credit Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2013.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of May, 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2012 and the quarter ended May 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of May 31, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2013.

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

Date: July 15, 2013

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)