Form 10-K/A
period 2012-08-31
SAUER ENERGY, INC.
filed 2013-08-23
CIK 1446152

10-K 1 form10k.htm FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K –A/1

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2012

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

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending August 31, containing financial statements audited by our independent certified public accountants commencing with 2013.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

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

Fiscal Year 2012 vs. Fiscal Year 2011

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2012 and August 31, 2012 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: August 19, 2013	By:	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	August 19, 2013
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	August 19, 2013
Jeff Massey

/s/ ZohrehHashemi	Director	August 19, 2013
ZohrehHashemi

SAUER ENERGY, INC.

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

FOR THE PERIOD FROM INCEPTION (AUGUST 7, 2008) TO

FISCAL YEAR END AUGUST 31, 2012

REPORTED IN UNITED STATES DOLLARS

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Changes In Stockholders’ Equity (Deficit)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders

Sauer Energy Inc.

Camarillo, California

I have audited the accompanying balance sheets of Sauer Energy, Inc. as of August 31, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period since inception, (August 7, 2008), to August 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sauer Energy, Inc. as of August 31, 2012 and 2011 and the results of its operations, changes in stockholders’ equity and cash flows for the years then ended, and for the period since inception, (August 7, 2008), to August 31, 2012 in conformity with United States generally accepted accounting principles.

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

Certified Public Accountant

Irvine, California

November 12, 2012

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

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
75,590,749 shares on August 31, 2011
87,218,106 shares on August 31, 2012	8,722	7,559
Share Subscription	-	63,910
Additional Paid-In Capital	4,956,254	1,684,124
Accumulated deficit during the development stage	-3,352,941	-1,639,305
Total Stockholders' Equity	1,612,035	116,288

Total Liabilities and Stockholders' Equity	$ 1,629,522	$ 132,379

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)
					From Inception
					(August 7 2008)
	For the Three Months Ended		For the Fiscal Year Ended		through
	August 31,		August 31,		August 31,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses
Professional fees	28,479	10,850	206,856	57,994	271,130
Consulting	604,379	34,921	705,203	-	794,678
Research & Development	160,924	123,829	541,505	274,640	822,320
Other	65,065	77,700	260,072	1,033,565	1,464,813
	858,847	247,300	1,713,636	1,366,199	3,352,941

(Loss) from operations	(858,847)	(247,300)	(1,713,636)	(1,366,199)	(3,352,941)

Other Income (expense)	-	-	-	-	-
(Loss) before taxes	(858,847)	(247,300)	(1,713,636)	(1,366,199)	(3,352,941)

Provision (credit) for taxes	-	-	-	-	-

Net (Loss)	$ (858,847)	$ (247,300)	$ (1,713,636)	$ (1,366,199)	$ (3,352,941)

Basic earnings (loss) per common
share, basic and diluted:	(0)	-	(0)	(0)

Weighted average number of
Weighted average number of common
basic and diluted:	85,582,367	73,821,825	80,264,523	73,534,702

The accompanying notes are an integral part of these financial statements

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity
(Unaudited)
For the period from inception (August 7, 2008) to August 31, 2012
					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Shares	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$ -	$ -		$ -	$ -
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			-
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500		(45,541)	(33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			-
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	(1,394)		(58,207)	(45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			-
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550		(273,106)	(103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$ 63,910	(1,639,305)	$ 116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		-
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles
and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		-
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Net (loss) for the year					(1,713,636)	(1,713,636)
Balances at August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	(3,352,941)	$ 1,612,035

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

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, which requires themeasurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

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

 Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

2012	$84,200
2013	84,200
2014	80,161
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

Note 8 - Federal income tax

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50%or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $3,353,941, which will  expire in 2028 through 2032 if not utilized.

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

NOTE 11 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 12        Subsequent Events

 Events subsequent to August 31, 2012, have been evaluated through November 12, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed