Form 10-K
period 2013-08-31
SAUER ENERGY, INC.
filed 2013-12-13
CIK 1446152

10-K 1 form10k.htm FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K –A/1

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

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

Large accelerated filer   Accelerated filer   Non-accelerated Filer   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 10, 2013:  $6,486,708

The number of shares of the registrant’s common stock outstanding as of November 30, 2013:  96,258,659

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

To further demonstrate the capabilities of the WindCharger™, SEI is evaluating its turbines in real world situations and conditions.  With its revolutionary design and multiple features, the WindCharger™ is able to effectively capture and utilize low wind, while minimizing noise with virtually no vibration.  Management believes that it is also bird friendly.  We believe that the WindCharger™ will have a life expectancy of decades due to its high quality and we offer a 10 year warranty.

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

Corporate Expansion

On May 11, 2012, we purchased 100% of the assets of Helix Wind Corporation (“Helix”).  This acquisition was made with SENY common shares.  There was no liability, obligation or debt incurred in the process.  Through the purchase, we enhanced our intellectual property portfolio list with all of Helix’s intellectual property, including issued patents and patents pending, both domestically and internationally.  It is our intention to produce the Helix turbines in-house.  We believe that our business plan will be strengthened and this union will create long term synergy as one company.  The Helix products are expected to produce an additional stream of income for SEI.  With sales in 17 countries, we have reason to believe Helix’s popularity will not wane.  To date, we have received inquiries totaling over for our products $21M, but not all of these inquiries can be expected to result in actual sales.

Intellectual Property

SEI currently holds what it believes is sufficient intellectual property to protect its proposed operations.  SEI regards its patents, proprietary technologies, intellectual property, trademarks, domains and copyrights as essential components to its success and branding.

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

After much refining in the last 2 years of development, we have confirmed and solidified the final manufacturing process of the WindCharger™ blades.  VEC Technologies, LLC, (“VEC”) located in Pennsylvania, was carefully chosen to manufacture the WindCharger™ blades.  Due to the expense and complexity of the manufacturing process, we are not manufacturing the blades.

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

Our first task is to ensure the availability of both WindCharger™ and Helix turbines potential orders received via website.   Having purchased the assets of the Helix design a -last year, SEI has been working diligently toward testing, verifying, enhancing the performance of and developing the expertise to produce these unitsdomestically.

Activating and training the distribution network for sales and marketing is being organized at this time.  The branding and advertising campaign is also being developed.

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

SEI entered its WindCharger™ into a pilot test program with ENRCOM, headed by an industry leader in communication technology.  The proposed use of the turbines is on cell phone towers as backup power.  The testing is moving forward and the feedback has been positive.

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

On August 2, 2012, management entered into a Purchase Agreement with St. George Investments, LLC, for an equity line in the amount of $5M.  That Agreement has since been terminated and management has secured an Equity Credit Agreement for up to $1.5 from Beaufort Capital Partners, LLC and through December 10, 2013, had availed itself of $193,799.65.under this agreement.

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

Competition

We compete with all energy suppliers, including utilities and manufacturers of energy producing equipment.  We believe that there are 95 U.S. small wind turbine companies.  Of those, the majority are in the start-up phase.  However, a few have longer operating histories or greater name recognition such as Wepowereco, Windside Production Ltd., Urban Green,Windspire Energy and OregonWind Inc.  Companies in other countries also produce small wind turbines.  We also compete with solar-thermal and solar-photovoltaics systems.  However, solar power installations are significantly more expensive than our VAWT Systems.  We also feel that our turbine systems are a great complement to those who already employ solar systems, as they can work 24 hours and produce electricity at times when solar is ineffective.

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

Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $91,493 on research and development in 2013 and $541,505 in fiscal 2012 on research and development.  We do not anticipate that our research and development expenditures will continue to rise in the current year if we are able to secure financing so that we have the resources to begin manufacturing.  In the year ended August 31, 2011 we conducted third party testing at the University of Washington Aeronautical Laboratory, a testing organization under the University's Department of Aeronautics and Astronautics.  The primary aerodynamic testing facility is the F. K. Kirsten Wind Tunnel.  We have done our third-party wind tunnel testing at their facility in the past and look forward to utilizing their facility for continued research and development testing.

Manufacturing

We have determined to use VEC Technologies, LLC of Greenville, Pennsylvania for manufacture of the blades for our products because of its reputation for consistent quality, materials and dependable production.  The first resin composite blades have been received from VEC Technologies, LLC, as promised and to specifications.

The other components of our products are available from several sources at prices we deem reasonable.  We established an assembly facility during fiscal year 2013 and will begin commercial assembly during 2014.

Employees

As of August 31, 2013, we had and 16 independent contractors. We retain a limited number of independent contractors to perform projects on an “as needed basis”.   Due to our preliminary early phase operations we have not engaged employees to date, but as we enter the manufacturing stage we anticipate that we will hire employees.  We believe our relationships with our current independent contractors are good.  To implement our business strategy, we expect, over time, continued growth in our independent contractor and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.

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

 We do not have sufficient cash on hand.

As at August 31, 2013, we had $19,179 cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $5,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.  During fiscal 2012 we conducted an offering of our common stock under regulation D which, through yielded proceeds of approximately $893,722.  We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits.  We expect that we will need to significantly expand our operations to successfully implement our business strategy.  As we add marketing, sales and build our infrastructure, we expect that our operating expenses and capital requirements will increase.  To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures.  In addition, we must effectively expand, train and manage our independent contractorbase.  If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

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

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is is not expressly reporting on our internal controls and the lack of such report on such assessment, may cause investor confidence and share value may be negatively impacted.  We currently do not have a sufficient number of management independent contractors to establish adequate controls and procedures.

Our officers have no experience in managing a public company.

Our present officers have no previous experience in managing a public company and we do not have a sufficient number of independent contractors to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of independent contractors. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Control by Management

As of August 31, 2012, we are effectively controlled by management, specifically Dieter Sauer, Jr., our CEO and director, who owns 39,812,500 shares or 42.47% of our 93,742,564 issued and outstanding shares of common stock.  All of our officers and directors as a group control 39,852,500 shares or 42.51%. Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of August 31, 2013 we had 93,742,564 shares of common stock outstanding. 49,447,672 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At August 31, 2013 we had outstanding an aggregate of 44,294,892shares of restricted common stock.  All of our shares of common stock might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted”

shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

ITEM 3.               LEGAL PROCEEDINGS.

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind  from St. George for treasury stock then valued in excess of $1.8  Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleges that the Helix Wind asset purchase price has been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George is interpreting the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorneys fees.. The matter is in an extremely early stage.  The Company continues to seek an equitable resolution of this dispute but will vigorously prosecute its claim that it has performed its obligations and is not liable on St. George’s counterclaims.

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

The following chart sets forth certain information regarding the closing prices of our stock for the period indicated.

Fiscal Year Ended August 31, 2011

	High Closing Price	Low Closing Price

First Quarter	$1.20	$1.00

Second Quarter	$1.30	$0.77

Third Quarter	$1.15	$0.42

Fourth Quarter	$0.68	$0.41

Fiscal Year Ended August 31, 2012

	High Closing Price	Low Closing Price

First Quarter	$0.60	$0.46

Second Quarter	$0.86	$0.43

Third Quarter	$0.46	$0.25

Fourth Quarter	$0.32	$0.12

Fiscal Year Ended August 31, 2013

	High Closing Price	Low Closing Price

First Quarter	$0.32	$0.19

Second Quarter	$0.26	$0.12

Third Quarter	$0.40	$0.08

Fourth Quarter	$0.40	$0.20

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

Holders

As of August 31, 2013, we had 127shareholders of record and 93,742,564 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name or as an escrow agent.

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

RESULTS OF OPERATIONS

Fiscal Year 2013 vs. Fiscal Year 2012

Operations

We have not realized any revenue through August 31, 2013.  Our operating expenses decreased from $1,713,636 for FY 2012 to $1,334,501 in FY 2013 primarily as a result of fees related to FY 2012 expenses in connection with the Helix Wind asset purchase, equipment purchases for manufacturing, research and development fees and professional fees.  These decreases in expenses resulted in our net loss decreasing from $1,713,636 in FY 2012 to $1,334,501 in FY 2013.  We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2013 was $74,076 which was offset by net proceeds of $480,000 from financing activities.  We had $19,179 cash on hand at the end of the year ended August 31, 2013.  This is not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

As of May 7, 2013 the Registrant entered into two agreements with Beaufort Ventures PLC, a United Kingdom company (“BVPLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registratnt’s Current Report on Form 8-K dated May 228, 2013 and the Registrant’s Registration Statement on FCorm S-1 Number 333-189275 ordered effective September 23, 2013  and the following summary is qualified in its entirety by reference to such exhibits.

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BVPLC, after effectiveness of such registration statement, is required to purchase up to $1,500,000 worth of the Registrant’s common stock at a price equal to 80% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BVPLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BVPLC.  BVPLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant and was ordered effective on September 23, 2013.

Funds realized through the EPA are being  used by the Registrant as working capital for its operations.  To date we have drawn down $193,799.65.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2013.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of August 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

 1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal year ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART 1II

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2013 are:

Name	Age	Position(s)
Dieter R. Sauer, Jr.	58	Director and CEO
Ana Sauer	63	Secretary
Jeff Massey	58	Director
ZohrehHashemi	60	Director

Dieter R Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Mr. Sauer founded our operating subsidiary, Sauer Energy, Inc., a California corporation, in August 2008 and has worked for that company since then.

Prior thereto from 2001 he was an independent marketing, sales and business development consultant.   We paid Mr. Sauer $65,900 during FY2013.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2013 and August 31, 2012 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name & Principal Position	Year			Salary		Stock			Option Awards	Non-Equity Incentive Plan Compensation	Other Comp.	All other comp.
						Bonus	Awards
Dieter R. Sauer Jr.,	2013	$65,900	-	-	-	-	-	-
CEO (and CFO)	2012	59,000	-	-	-	-	-	-
Ana Sauer,	2013	-	-	-	-	-	-	-
Secretary	2012	-	-	-	-	-	-	-

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

ITEM 12.            SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of August 31, 2013 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company,

4670 CalleCarga, Unit A, Camarillo, CA, 93012-8536. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

NAME and ADDRESS OF BENEFICIAL OWNER	OFFICE	AMOUNT and NATURE of BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Dieter Sauer, Jr.	Director, CEO, President	39,812,500 common shares held directly	42.5%
Ana Sauer	Secretary	0	0%
Jeff Massey	Director	20,000	*
ZorehHashemi	Director	20,000	*
All Officers and Directors as a group (4 Persons)		39,852,500 common shares held directly	42.5%

•

 Less than 0.1%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended August 31, 2013 was $3,500.

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

SAUER ENERGY, INC.

Date: December 13, 2013	By:	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	December 10, 2013
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	December 10, 2013
Jeff Massey

/s/ ZohrehHashemi	Director	December 10, 2013
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 13, 2013

To:

The Board of Directors and Stockholders

Sauer Energy Inc.

Camarillo, California

We have audited the accompanying balance sheet of Sauer Energy, Inc., (the “Company”) as of August 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Sauer Energy Inc. as of August 31, 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period since inception,      August 7, 2008 were audited by other auditors, whose report dated November 12, 2012, included an explanatory paragraph as to the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and those as of  2012 and since inception August 7, 2008-audited by the predecessor independent registered accounting firm, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended August 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $19,179 and current liabilities of $349,507. The Company has an accumulated deficit of ($4,687,442).  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack& Co. CPA’s P.C.

Woodstock, Georgia

SAUER ENERGY, INC.
(A Development Stage Entereprise)
Condensed Balance Sheet

	August 31,	August 31,
	2013	2012

ASSETS
Current Assets
Cash	$ 19,179	$ 46,955
Inventory	-	1,000
	19,179	47,955

Property and Equipment, net	62,782	92,567

Other Assets
Intangible Assets	1,905,000	1,475,000
Security Deposit	14,000	14,000
	1,919,000	1,489,000

Total Assets	$ 2,000,961	$ 1,629,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 5,267	$ 7,487
Loan and Interst Payable	344,240	-
Stockholders' Loans	-	10,000
Total Current Liabilities	349,507	17,487

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
87,218,106 shares outstanding on August 31, 2012
93,742,564 shares outstanding on August 31, 2013	9,374	8,722
Additional Paid-In Capital	6,329,522	4,956,254
Accumulated deficit during the development stage	-4,687,442	-3,352,941
Total Stockholders' Equity	1,651,454	1,612,035

Total Liabilities and Stockholders' Equity	$ 2,000,961	$ 1,629,522

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations

	For the Fiscal Year Ended		Inception (August 7 2008) through
	31-Aug	31-Aug	31-Aug
	2013	2012	2013

Revenue	-	-	-

General and
Administrative Expenses:
Professional Fees	$112,589	$206,856	$383,721
Consulting	418,629	705,203	1,213,307
Commitment Fees	445,000	-	445,000
Research &
development expense	91,493	541,505	913,812
Other general and
administrative expenses	266,790	260,072	1,731,600
	1,334,501	1,713,636	4,687,440

(Loss) from operations	(1,334,501)	(1,713,636)	(4,687,440)

Other Income (expense)	-	-	-
(Loss) before taxes	(1,334,501)	(1,713,636)	(4,687,440)

Provision (credit) for taxes			-

Net (Loss)	$ (1,334,501)	$ (1,713,636)	$ (4,687,440)

Basic earnings (loss)
per common share,
basic and diluted:	$ (0.01)	$ (0.02)
Weighted average
number of common
shares outstanding, basic	90,897,168	80,264,523

F4

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

For the period from inception (August 7, 2008) to August 31, 2013

					Accumulated
					Deficit	Total
	Common Stock	Additional		during the	Shareholders'
	Number of		Paid-In	Share	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$0	$0		$0	$0
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			0
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$0	$12,500		$ (45,541)	$ (33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			0
Development stage net (loss)					-12,666	-12,666
Balances August 31, 2009	138,937,500	$13,894	$ (1,394)		$ (58,207)	$ (45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			0
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$7,150	$162,550		$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$7,559	$1,684,124	$63,910	$(1,639,305)	$116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	0	0
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		0
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles
and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	-202,000		0
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Net (loss) for the year					(1,713,636)	(1,713,636)
Balances at August 31, 2012	87,218,106	$8,722	$4,956,254	$0	$(3,352,941)	$1,612,035
Shares issued pursuant
to an investment agreement	950,980	95	119,905			120,000
Share subscriptions	200,000			50,000		50,000
Shares issued for services	100,000	10	20,990			21,000
Shares issued for commitment fees	1,479,963	148	324,852			325,000
Shares issued for services	12,000	1	2,519			2,520
Shares issued pursuant to 1st Amendment	2,000,000	200	429,800			430,000
Shares issued for services	240,000	24	28,776			28,800
Shares issued for services	250,000	25	24,975			25,000
Share subscriptions	400,000			100,000		100,000
Certificate #4339 recalled	(1,479,963)	(148)	(324,852)			(325,000)
Shares isseud for services	220,000	22	74,778			74,800
Shares isseud for services	50,000	5	16,995			17,000
Shares isseud for services	200,000	20	67,980			68,000
Shares isseud for services	50,000	5	16,995			17,000
Shares isseud for services	50,000	5	16,995			17,000
Shares isseud for services	35,000	4	11,897			11,901
Shares isseud for services	100,000	10	33,990			34,000
Shares isseud for services	35,000	4	11,896			11,900
Certificate #4339 reissued	1,479,963	148	324,852			325,000
Conversion of Note Payable	151,515	15	19,985			20,000
Net (loss) for the year					(1,334,501)	(1,334,501)
Balances at August 31, 2013	93,742,564	$9,315	$6,179,582	$150,000	$(4,687,442)	$1,651,455

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows

			Inception
			(August 7 2008)
	For the Year Ended		through
	31-Aug	31-Aug	31-Aug
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$ (1,334,501)	$ (1,713,636)	$ (4,687,442)
Adjustments to reconcile net loss to			-
net cash provided (used) by operating activities:			-
Security Deposit		(14,000)	(14,000)
Depreciation	33,485	31,661	76,407
Director fees issued by shares			48,000
Investor relation fees issued by shares			180,000
Other service fees issued by shares	1,223,920	986,490	2,647,140
Changes in operating assets and liabilities:
Inventory	1,000	(1,000)	1,000
Accounts payable and accrued expenses	2,020	1,396	9,507
Net cash flows (used by) operating activities	(74,076)	(709,089)	(1,739,388)

Cash flows from investing activities:
Purchase of furniture and equipment	(3,700)	(41,408)	(114,189)
Purchase of intangible assets	(430,000)		(430,000)
Net cash (used by) investing			-
activities	(433,700)	(41,408)	(544,189)
Cash flows from financing activities:
Proceeds from loan	510,000		460,022
Repayment on loan	(170,000)		(120,022)
Proceeds from shareholders' loan			82,256
Payment on shareholders' loan	(10,000)		(82,256)
Proceeds from issuance of
common stock, net of costs	150,000	722,893	1,962,756
Subscriptions received			-
Net cash (used by) provided
by financing activities	480,000	722,893	2,302,756

Net increase (decrease) in cash	(27,776)	(27,604)	19,179
Cash, beginning of the period	46,955	74,559	-

Cash, end of the period	$ 19,179	$ 46,955	$ 19,179

Supplemental cash flow disclosure:
Interest paid	$ 20,907	$ -	$ 20,907
Taxes paid	$ 1,286	$ 1,600	$ 2,886

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$ 430,000	$ 1,475,000	$ 1,905,000
Acquisition of equipment by shares		25,000	25,000
	$ 430,000	$ 1,500,000	$ 1,930,000

SAUER ENERGY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

The carrying amounts of the Company’s financial instruments as of August 31, 2013, reflect

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the fiscal years ended August 31, 2013, and August 31, 2012, were $91,493 and $541,505 respectively.

Advertising and marketing expenses

Costs for advertising and marketing for the fiscal years ended August 31, 2013 and 2012 were $7,229 and $11,325 respectively.

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

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $4,687,440. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $4,687,440 as of August 31, 2013.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at August 31, 2013 and August 31, 2012:

	2013	2012
Computer and equipment	$ 132,489	$ 132,489
Truck& Trailer	6,700	3,000
Less accumulated depreciation/amortization	(76,407)	(42,922)
Property and equipment, net	$ 62,782	$ 92,567

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
$ 1,475,000

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the prior year ended August 31, 2012.  The balance of the loan was paid off as of August 31, 2013. The loan carried no interest, was unsecured, had no maturity date and was payable upon demand.

Note 7 – Commitments and Contingencies:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium” in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations are concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

2013	84,200
2014	80,161
$164,361

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

On September 18, 2012, the Company issued 200,000 units of securities at $0.25 per unit for $50,000 cash pursuant to a private placement agreement. Each unit consisted on one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 each, expiring March 31, 2014.

On June 4, 2013 the Company issued 400,000 units of securities at $0.25 per unit for $100,000 cash pursuant to a private placement agreement. Each unit consisted on one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants with an exercise price of $0.40 each, expiring July 31, 2015.

Note 8 - Federal income tax

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $4,687,442, which will expire in 2029 through 2033 if not utilized.

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards.

The Company generated a deferred tax credit of $1,823,415 through net operating loss carryforward, an increase of $552,915 in the fiscal year ended August 31, 2013.  The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

On October 10, 2012 the Company issued 950,980shares of common stock at $0.12 per share for cash of $120,000 pursuant to an investment agreement as the commitment fee for an equity line.

On October 10, 2012 the Company entered into a private placement agreement that involved issuing 200,000 units of securities at $0.25 per unit for a total amount of $50,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrantexpiring March 31, 2014 with an exercise price of $0.50 each.

On December 14, 2012 the Company issued 100,000 shares of common stock for $0.21 per share for consulting services of $21,000.

On December 14, 2012 the Company issued 1,479,963 shares of common stock at $0.22 per share as a commitment fee. The shares were subsequently canceled and have been reissued to the escrow agent until the transaction is quantifiable and completely resolved.

On December 14, 2012, the Company issued 12,000 shares of common stock for $0.21 per share for consulting services of $2,520.

On January 7, 2013 the Company issued 2,000,000 shares of common stock for $0.215 per share pursuant to a restrictive covenant.

On March 12, 2013 the Company issued 240,000 shares of common stock for $0.12 per share for consulting services of $28,800.

On April 5, 2013 the Company issued 250,000 shares of common stock for $0.10 per share for consulting services of $25,000.

On June 4, 2013 the Company entered into a private placement agreement that involved issuing 400,000 units of securities at $0.25 per unit for a total amount of cash of $100,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrantsfor a total of 800,000 warrants expiring July 31, 2015 with an exercise price of $0.40 each.

On July 12, 2013 the Company issued 220,000 shares of common stock for $0.34 per share for consulting services of $74,800.

On July 12, 2013 the Company issued 50,000 shares of common stock for $0.34 per share for consulting services of $17,000.

On July 12, 2013 the Company issued 200,000 shares of common stock for $0.34 per share for consulting services of $68,000.

On July 12, 2013 the Company issued 50,000 shares of common stock for $0.34 per share for a bonus for consulting services of $17,000.

On July 12, 2013 the Company issued 50,000 shares of common stock for $0.34 per share for a bonus for consulting services of $17,000.

On July 12, 2013 the Company issued 35,000 shares of common stock for $0.34 per share for a bonus for consulting services of $11,900.

On July 12, 2013 the Company issued 100,000 shares of common stock for $0.34 per share for consulting services of $34,000.

On July 12, 2013 the Company issued 35,000 shares of common stock for $0.34 per share for consulting services of $11,900.

On August 16, 2013 the Company issued 151,515 shares of common stock for $0.132 per share as a conversion of a Note Payable of $20,000.

Note 10 – Warrants

During the fiscal year ended August 31, 2013, the Company entered two private placement agreements with various investors. (Refer to Note 9 – Capital Stock).

Under the private placements, the Company issued 600,000units of securities for total cash proceeds of $150,000.  One private placement of 200,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 and expiring March 31, 2014. The other private placement of 400,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants with an exercise price of $0.40 and expiring July 31, 2015

.

The following table is a summary of information about the warrants outstanding at August 31, 2013:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average
			Exercise Price
$0.50 - $0.60	1,432,000 Shares \ 1,832,000 Warrants	1.53 years	$0.46

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2012	5,357,206	0.58
Warrants expired	(4,525,206)	0
Warrants cancelled	-	0
Warrants Granted	1,000,000	0.42
Warrants exercised	-	0
Balance, August 31, 2013	1,832,000	0.46

NOTE 11 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 12        Subsequent Events

Subsequent Event (unaudited)

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind  from St. George for treasury stock then valued in excess of $1.8  Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleges that the Helix Wind asset purchase price has been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George is interpreting the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorneys fees. The matter is in an extremely early stage.  The Company continues to seek an equitable resolution of this dispute but will vigorously prosecute its claim that it has performed its obligations and is not liable on St. George’s counterclaims.