Form 10-Q
period 2013-11-30
SAUER ENERGY, INC.
filed 2014-01-14
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November  30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 96,258,659 shares of common stock, par value $0.0001 per share, as of January 9, 2014.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

TABLE OF CONTENTS

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Condensed Balance Sheet

	November 30,	August 31,
	2013	2013

ASSETS
Current Assets
Cash	$ 39,117	$ 19,179
Inventory	-	-
	39,117	19,179

Property and Equipment, net	57,144	62,782

Other Assets
Intangible Assets	1,905,000	1,905,000
Security Deposit	14,000	14,000
	1,919,000	1,919,000

Total Assets	$ 2,015,261	$ 2,000,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 7,455	$ 5,267
Loan and Interst Payable	285,344	344,240
Stockholders' Loans	-	-
Total Current Liabilities	292,799	349,507

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
93,742,564 shares outstanding on August 31, 2013
96,258,659 shares outstanding on November 30, 2013	9,626	9,374
Additional Paid-In Capital	6,583,524	6,329,522
Accumulated deficit during the development stage	(4,870,688)	(4,687,442)
Total Stockholders' Equity	1,722,462	1,651,454

Total Liabilities and Stockholders' Equity	$ 2,015,261	$ 2,000,961

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations

			Inception
			(August 7 2008)
	For the Three Months Ended		through
	November 30,	November 30,	November 30,
	2013	2012	2013

Revenue	-	-	-

General and Administrative Expenses:
Professional Fees	$ 52,091	$ 30,541	$ 435,812
Consulting	24,131	19,036	1,277,438
Commitment Fees	-	120,000	445,000
Research & development expense	23,705	32,635	937,517
Other general and administrative expenses	83,318	56,277	1,814,918
	183,245	258,489	4,870,685

(Loss) from operations	(183,245)	(258,489)	(4,870,685)

Other Income (expense)	-	-	-
(Loss) before taxes	(183,245)	(258,489)	(4,870,685)

Provision (credit) for taxes		-	-

Net (Loss)	$ (183,245)	$ (258,489)	$ (4,870,685)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.00)	$ (0.00)
Weighted average number of common
shares outstanding, basic	94,696,412	80,804,083

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

For the period from inception (August 7, 2008) to November 30, 2013

					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Share	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$ -	$ -		$ -	$ -
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			-
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500		$ (45,541)	$ (33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			-
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	$ (1,394)		$ (58,207)	$ (45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			-
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550		$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$ 63,910	$ (1,639,305)	$ 116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		-
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles
and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		-
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Development stage net (loss)					(1,713,636)	(1,713,636)
Balances at August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	$ (3,352,941)	$ 1,612,035
Shares issued for cash pursuant
to an investment agreement	950,980	95	119,905			120,000
Shares issued for cash	200,000	20	49,980			50,000
Shares issued for services	100,000	10	20,990			21,000
Shares issued for commitment fees	1,479,963	148	324,852			325,000
Shares issued for services	12,000	1	2,519			2,520
Shares issued pursuant to 1st Amendment	2,000,000	200	429,800			430,000
Shares issued for services	240,000	24	28,776			28,800
Shares issued for services	250,000	25	24,975			25,000
Shares issued for PPM	400,000	40	99,960			100,000
Certificate #4339 recalled	(1,479,963)	(148)	(324,852)			(325,000)
Shares issued for services	220,000	22	74,778			74,800
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	200,000	20	67,980			68,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	35,000	4	11,897			11,901
Shares issued for services	100,000	10	33,990			34,000
Shares issued for services	35,000	4	11,896			11,900
Certificate #4339 reissued	1,479,963	148	324,852			325,000
Shares issued for services	151,515	15	19,985			20,000
Development stage net (loss)					(1,334,501)	(1,334,501)
Balances at August 31, 2013	93,742,564	$ 9,375	$ 6,329,522	$ -	$ (4,687,442)	$ 1,651,455
Shares issued to repay loan	110,375	11	9,989			10,000
Shares issued to repay loan	200,000	20	13,580			13,600
Shares issued to repay loan	500,000	50	27,950			28,000
Shares issued to repay loan	555,720	56	74,944			75,000
Shares issued to repay loan	300,000	30	20,130			20,160
Shares issued to repay loan	250,000	25	26,375			26,400
Shares issued to repay loan	300,000	30	30,834			30,864
Shares issued to repay loan	300,000	30	32,106			32,136
Outstanding warrant expense			18,094			18,094
Development stage net (loss)					$ (183,245)	(183,245)
Balances at November 30, 2013	96,258,659	$ 9,627	$ 6,583,524	$ -	$ (4,870,687)	$ 1,722,464

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows

			Inception
			(August 7 2008)
	For the Quarter Ended		through
	November 30,	November 30,	November 30,
	2013	2012	2013
Cash flows from operating activities:
Net (loss)	$ (183,245)	$ (258,489)	$ (4,870,687)
Adjustments to reconcile net loss to			-
net cash provided (used) by operating activities:			-
Security Deposit			(14,000)
Depreciation	5,638	8,325	82,045
Director fees issued by shares			48,000
Investor relation fees issued by shares			180,000
Other service fees issued by shares	12,864		2,660,004
Share Based Compensation for Warrants Issued	18,094		18,094
Changes in operating assets and liabilities:			-
Inventory			1,000
Accounts payable and accrued expenses	(1,461)		8,046
Net cash flows (used by) operating activities	(148,110)	(250,164)	(1,887,498)

Cash flows from investing activities:
Purchase of furniture and equipment			(114,189)
Purchase of intangible assets			(430,000)
Net cash (used by) investing			-
activities	-	-	(544,189)
Cash flows from financing activities:
Proceeds from loan	50,000	92,000	510,022
Repayment on loan	(104,656)		(224,678)
Proceeds from shareholders' loan			82,256
Payment on shareholders' loan			(82,256)
Proceeds from issuance of common stock, net of costs	222,704	170,000	2,185,460
Subscriptions received			-
Net cash (used by) provided
by financing activities	168,048	262,000	2,470,804

Net increase (decrease) in cash	19,938	11,836	39,117
Cash, beginning of the period	19,179	46,955	-

Cash, end of the period	$ 39,117	$ 58,791	$ 39,117

Supplemental cash flow disclosure:
Interest paid	$ 14,531	$ -	$ 35,438
Taxes paid	$ 1,732	$ -	$ 4,617

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$ -	$ -	$ 1,905,000
Acquisition of equipment by shares	-	-	25,000
$ -	$ -	$ 1,930,000

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

November 30, 2013

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended November 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2013report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended November 30, 2013 are not necessarily indicative of results for the entire year ending August 31, 2014.

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

The carrying amounts of the Company’s financial instruments as of November 30, 2013 reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the three months ended November 30, 2013and November 30, 2012,was $23,705 and $32,635 respectively.

Advertising.   Advertising and marketing expenses for the three months ended November 30, 2013 and November 30, 2012 was $1,488 and $1,458 respectively.

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

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $4,870,685. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and Page preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. For the three months ended November 30, 2013 we recognized $18,094 in share based expense due to the issuance of common stock warrants.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $4,870,685as of November 30,2013.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at November 30, 2013 and August 31, 2013	November 30, 2013	August 31, 2013
Computer and equipment & truck	$ 139,189	$ 139,189
Less: Accumulated depreciation/amortization	(82,045)	(76,407)
Property and equipment, net	$ 57,144	$ 62,782

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

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the year ended August 31, 2011.  The loan was repaid and had a zero balance as of the year ended August 31, 2013. The loan carried no interest, was unsecured, had no maturity date and was payable upon demand.

Note 7 – Commitments and Contingencies:

The contingency related to the indemnification of the seller of assets in the agreement of May 11, 2012 against the loss in value of contract stock from a dilutive issuance was postponed by the amended agreement, per Note 5.

In September 2012, the Company leased office and laboratory space in Camarillo, California, for three years for monthly rental payments of $7,000 per month.

 Lease Commitments – for the following two fiscal years from December 1, 2013 through the end of the lease:

For the period through

Fiscal year ended

August 31

2014	$63,000
2015	84,000
$147,000

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2033. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for Page federal and state income tax purposes was approximately $183,245 for the three months ended November 30, 2013.  The Company has net operating losses carried forward of approximately $4,870,685 for tax purposes which will expire in 2028 through 2034if not utilized.

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

On November 10, 2011, the Company issued 3,350 units of securities at $0.30 per unit for $1,002 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each. The common stock purchase warrants expired July 31, 2013.

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

On December 1, 2011, the Company issued 24,000 units of securities to an investor at $0.25 per unit for $6,000 cash. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each. The common stock purchase warrants expiredJuly 31, 2013.

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

On July 31, 2012, the Company issued 1,000,000 shares of common stock at $0.12 per share for contract services of $120,000.

On October 10, 2012, the Company issued 950,980 shares of common stock at $0.126 per share to St George Investments LLC for $120,000 pursuant to an investment agreement.

On November 28, 2012, the Company issued 200,000 shares of common stock at $0.25 per share for $50,000

On December 14, 2012, the Company issued 100,000 shares of common stock at $0.21 per share for consulting services of $21,000.

On December 14, 2012, the Company issued 1,479,963 shares of common stock at $0.2196 per share for commitment fees of $325,000.

On December 14, 2012, the Company issued 12,000 shares of common stock at $0.21 per share for consulting services of $2,520.

On January 7, 2013, the Company issued 2,000,000 shares of common stock at $0.215 per share for a restricted covenant.

On March 12, 2013, the Company issued 240,000 shares of common stock at $0.12 per share for consulting services of $28,800.

On April 5, 2013, the Company issued 250,000 shares of common stock at $0.10 per share for consulting services of $25,000.

On June 4, 2013, the Company entered into a private placement agreement that involved issuing 400,000 units of securities at $0.25 per unit for a total amount of cash of $100,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants for a total of 800,000 warrants expiring July 31, 2015 with an exercise price of $0.40 each.

On July 12, 2013, the Company issued 220,000 shares of common stock for $0.34 per share for consulting services of $74,800.

On July 12, 2013, the Company issued 50,000 shares of common stock for $0.34 per share for consulting services of $17,000.

On July 12, 2013, the Company issued 200,000 shares of common stock for $0.34 per share for consulting services of $68,000.

On July 12, 2013, the Company issued 50,000 shares of common stock for $0.34 per share for a bonus for consulting services of $17,000.

On July 12, 2013, the Company issued 50,000 shares of common stock for $0.34 per share for a bonus for consulting services of $17,000.

On July 12, 2013, the Company issued 35,000 shares of common stock for $0.34 per share for a bonus for consulting services of $11,900.

On July 12, 2013, the Company issued 100,000 shares of common stock for $0.34 per share for consulting services of $34,000.

On July 12, 2013, the Company issued 35,000 shares of common stock for $0.34 per share for consulting services of $11,900.

On August 16, 2013, the Company issued 151,515 shares of common stock for $0.132 per share as a conversion of $20,000of a Note Payable.

On October 2, 2013, the Company issued 200,000 shares of common stock for $0.068 per share as a conversion of $13,600of a Note Payable.

On October 9, 2013, the Company issued 500,000 shares of common stock for $0.056 per share as a conversion of $28,000 of a Note Payable.

On November 19, 2013, the Company issued 300,000 shares of common stock for $0.056 per share as a conversion of $16,800 of a Note Payable.

On October 17, 2013, the Company issued 555,720 shares of common stock for $0.13 per share for Equity Line funding of $75,000.

On November 13, 2013, the Company issued 250,000 shares of common stock for $0.1056 per share for Equity Line funding of $26,400.

On November 14, 2013, the Company issued 300,000 shares of common stock for $0.10288 per share for Equity Line funding of $30,864.

On November 19, 2013, the Company issued 300,000 shares of common stock for $0.1071 per share for Equity Line funding of $32,136.

As of November 30, 2013, the Company was authorized to issue 650,000,000 shares of par value $0.0001 common stock, of which 96,258,659 shares of common stock were issued and outstanding.

Note 10 – Warrants

1,000,000warrants were issued during the three months ended November 30, 2013.

During the previous fiscal year, the Company entered into a series of private placement agreements with various investors. (Refer to Note 9– Capital Stock).

The following table is a summary of information about the warrants outstanding at November 30, 2013:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.18 ~ $0.60	2,832,000	1.15 years	$0.36

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2013	1,832,000	$0.46
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	1,000,000	0.18
Warrants exercised	-0-	-0-
Balance, November 30, 2013	2,832,000	$0.36

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

RESULTS OF OPERATIONS

Three months ended November 30, 2012 v. three months ended November 30, 2013

Now that we are transitioning out of the development stage, research and development expenses have been replaced by professional fees as the greatest expense over the last three month period ($30,541 for the three months ended November 30, 2012, and $52,091for the three months ended November 30, 2013). Research and development expenses have decreased ($32,635 for the three months ended November 30, 2012 and $23,705 for the three months ended November 30, 2013). Other expenses include consulting, ($19,036for the three months ended November 30, 2012, and $24,131 for the three months ended November 30, 2013); commitmentfees, ($120,000for the three months ended November 30, 2012 and$-0- for the three months ended November 30, 2013); and other general and administrative expenses, ($56,277for the three months ended November 30, 2012 and $83,318 for the three months ended November 30, 2013). We had a net loss of $(258,489) or $(0.00) per share for the three months ended November 30, 2012 which decreased to $(183,245) or $(0.00) per share for the three months ended November 30, 2013.  As we transition from research and development to early stage manufacturing during calendar 2014, we anticipate that our research and development expenses and consulting expenses will continue to decrease while other expenses by category will continue to fluctuate, and we will begin to approach a time when we can recognize revenue from sales and material and manufacturing costs will be incurred.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended November 30, 2013, was $148,110. There were no net cash flows used in investing activities for the three months ended November 30, 2013. These cash flows were offset by net proceeds of $168,048 provided from financing activities, principally the sale of stock.  We had cash resources of $39,117 at November 30, 2013, and intend to rely on the sale of stock and warrants in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on May 7, 2013, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.

There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our November 30, 2012 Quarterly Report on

Form 10-Q include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2013.  Based on that evaluation, our Chief Executive Officer has concluded that as of November 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of November 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31,

2013 and the quarter ended November 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of our fiscal year in 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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