Form 10-Q
period 2014-02-28
SAUER ENERGY, INC.
filed 2014-04-21
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 99,071,474 shares of common stock, par value $0.0001 per share, as of February 28, 2014.

SAUER ENERGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Condensed Balance Sheet

	February 28,	August 31,
	2014	2013

ASSETS
Current Assets
Cash	$ 50,959	$ 19,179
Receivable for Shares Issued against LOC	27,000	-
	77,959	19,179

Property and Equipment, net	51,506	62,782

Other Assets
Intangible Assets	1,905,000	1,905,000
Security Deposit	14,000	14,000
	1,919,000	1,919,000

Total Assets	$ 2,048,465	$ 2,000,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 1,866	$ 5,267
Loan Payable	225,474	344,240
Total Current Liabilities	227,340	349,507

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
93,742,564 shares outstanding on August 31, 2013
92,451,049 shares outstanding on February 28, 2014	9,907	9,374
Additional Paid-In Capital	6,650,192	6,329,522
Accumulated deficit during the development stage	(4,838,974)	(4,687,442)
Total Stockholders' Equity	1,821,125	1,651,454

Total Liabilities and Stockholders' Equity	$ 2,048,465	$ 2,000,961

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

					Inception
					(August 7 2008)
	For the three months ended		For the six months ended		through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	39,608	10,363	91,264	40,907	475,420
Consulting	28,072	39,659	52,203	58,694	1,265,510
Commitment Fees	(325,000)	325,000	(325,000)	445,000	120,000
Research & development expense	29,328	20,218	53,033	52,852	966,845
Other general and administrative expenses	68,793	80,630	152,546	136,905	1,883,714
	(159,199)	475,870	24,046	734,358	4,711,489

Income (Loss) from operations	159,199	(475,870)	(24,046)	(734,358)	(4,711,489)

Other Income (Expense)	(127,485)	-	(127,485)	-	(127,485)

Income (Loss) before taxes	31,714	(475,870)	(151,531)	(734,358)	(4,838,974)

Provision (credit) for taxes	-	-	-	-	-

Net Income (Loss)	$ 31,714	$ (475,870)	$ (151,531)	$ (734,358)	$ (4,838,974)

Basic earnings (loss) per common share, basic and diluted:	$ 0.00	$ (0.01)	$ (0.00)	$ (0.01)
Weighted average number of common shares outstanding, basic	97,507,653	90,868,966	96,094,266	89,303,136

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

For the period from inception (August 7, 2008) to February 28, 2014

					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Share	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$ -	$ -		$ -	$ -
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			-
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500		$ (45,541)	$ (33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			-
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	$ (1,394)		$ (58,207)	$ (45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			-
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550		$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$63,910	$ (1,639,305)	$ 116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		-
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		-
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Development stage net (loss)					(1,713,636)	(1,713,636)
Balances August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	$ (3,352,941)	$ 1,612,035
Shares issued for cash pursuant to an investment agreement	950,980	95	119,905			120,000
Shares issued for cash	200,000	20	49,980			50,000
Shares issued for services	100,000	10	20,990			21,000
Shares issued for commitment fees	1,479,963	148	324,852			325,000
Shares issued for services	12,000	1	2,519			2,520
Shares issued pursuant to 1st Amendment	2,000,000	200	429,800			430,000
Shares issued for services	240,000	24	28,776			28,800
Shares issued for services	250,000	25	24,975			25,000
Shares issued for PPM	400,000	40	99,960			100,000
Certificate #4339 recalled	(1,479,963)	(148)	(324,852)			(325,000)
Shares issued for services	220,000	22	74,778			74,800
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	200,000	20	67,980			68,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	35,000	4	11,897			11,901
Shares issued for services	100,000	10	33,990			34,000
Shares issued for services	35,000	4	11,896			11,900
Certificate #4339 reissued	1,479,963	148	324,852			325,000
Shares issued to repay loan	151,515	15	19,985			20,000
Development stage net (loss)					(1,334,501)	(1,334,501)
Balances August 31, 2013	93,742,564	$ 9,375	$ 6,329,522	$ -	$ (4,687,442)	$ 1,651,455
Shares issued to repay loan, interest and fees	110,375	11	9,989			10,000
Shares issued to repay loan, interest and fees	200,000	20	13,580			13,600
Shares issued to repay loan, interest and fees	500,000	50	27,950			28,000
Shares issued for cash pursuant to equity line of credit (LOC)	555,720	56	74,944			75,000
Shares issued to repay loan, interest and fees	300,000	30	20,130			20,160
Shares issued for cash per LOC	250,000	25	26,375			26,400
Shares issued for cash per LOC	300,000	30	30,834			30,864
Shares issued for cash per LOC	300,000	30	32,106			32,136
Outstanding warrant expense			18,094			18,094
Shares issued to repay loan	290,000	29	19,285			19,314
Shares issued for cash per LOC	300,000	30	29,634			29,664
Shares issued for cash per LOC	300,000	30	28,722			28,752
Shares issued to repay loan, interest and fees	300,000	30	18,150			18,180
Shares issued for cash per LOC	332,742	33	29,967			30,000
Shares returned to Treasury pursuant to settlement with Eclipse Advisors, LLC	(700,000)	(70)	(196,805)			(196,875)
Shares issued to repay loan, interest and fees	349,097	35	29,965			30,000
Shares issued to repay loan, interest and fees	310,000	31	15,035			15,066
Shares issued for cash per LOC	500,000	50	41,462			41,512
Shares issued to repay loan, interest and fees	500,741	50	24,286			24,336
Shares issued for cash per LOC	330,235	33	26,967			27,000
To correct for rounding		(1)				(1)
Development stage net profit					(151,532)	(151,532)
Balances February 28, 2014	99,071,474	$ 9,907	$ 6,650,192	$ -	$ (4,838,974)	$ 1,821,125

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)
			Inception
			(August 7 2008)
	For the six months ended		through
	February 28,	February 28,	February 28,
	2014	2013	2014
Cash flows from operating activities:
Net Income (loss)	$ (151,532)	$ (734,358)	$ (4,838,974)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Security Deposit	-	-	(14,000)
Depreciation	11,276	16,650	87,683
Director fees issued by shares	-	-	48,000
Investor relation fees issued by shares	-	-	180,000
Other service fees issued by shares	29,890	-	2,677,030
Share based compensation for warrants issued	18,094	-	18,094
Changes in operating assets and liabilities:
Inventory	-	-	1,000
Accounts payable and accrued expenses	(7,051)		2,456
Net cash flows (used by) operating activities	(99,323)	(717,708)	(1,838,711)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(114,189)
Purchase of intangible assets	-	(430,000)	(430,000)
Net cash (used by) investing activities	-	(430,000)	(544,189)

Cash flows from financing activities:
Proceeds from loan	50,000	325,000	510,022
Repayment on loan	(164,526)	(150,000)	(284,548)
Proceeds from shareholders' loan	-	-	82,256
Payment on shareholders' loan	-	-	(82,256)
Proceeds from issuance of common stock, net of costs	272,629	948,520	2,235,385
Receivable for issuance of common stock	(27,000)		(27,000)
Net cash (used by) provided by financing activities	131,103	1,123,520	2,433,859

Net increase (decrease) in cash	31,780	(24,188)	50,959
Cash, beginning of the period	19,179	46,954	-
Cash, end of the period	$ 50,959	$ 22,766	$ 50,959

Supplemental cash flow disclosure:
Interest paid	$ 29,011	$ 16,667	$ 49,918
Taxes paid	$ 1,732	$ -	$ 4,618

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$ -	$ -	$ 1,905,000
Acquisition of equipment by shares	-	-	25,000
	$ -	$ -	$ 1,930,000

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

February 28, 2014

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended February 28, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2013 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended February 28, 2014 are not necessarily indicative of results for the entire year ending August 31, 2014.

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

The carrying amounts of the Company’s financial instruments as of February 28, 2014 reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the three months ended February 28, 2014, and February 28, 2013, was $29,328 and $20,218 respectively.

Advertising.   Advertising and marketing expenses for the three months ended February 28, 2014, and February 28, 2013, was $1,288 and $2,843 respectively.

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

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. For the three months ended November 30, 2013, we recognized $18,094 in share based expense due to the issuance of common stock warrants.  No adjustment was made as there were no new warrants issued in the three months ended February 28, 2014.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $4,838,974 as of February 28, 2014.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at February 28, 2014 and August 31, 2013	February 28, 2014	August 31, 2013
Computer, equipment & truck	$ 139,189	$ 139,189
Less: Accumulated depreciation/amortization	(87,683)	(76,407)
Property and equipment, net	$ 51,506	$ 62,782

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

Note 7 – Commitments and Contingencies:

The contingency related to the indemnification of the seller of assets in the agreement of May 11, 2012, against the loss in value of contract stock from a dilutive issuance was postponed by the amended agreement, per Note 5.

In September 2012, the Company leased office and laboratory space in Camarillo, California, for three years for monthly rental payments of $7,000 per month.

 Lease Commitments – for the following two fiscal years from March 1, 2014, through the end of the lease:

For the period through

Fiscal year ended

August 31,

2014	$42,000
2015	84,000
$126,000

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2033. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $151,532 for the six months ended February 28, 2014.  The Company has net operating losses carried forward of approximately $4,838,974 for tax purposes which will expire in 2028 through 2034 if not utilized.

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

On October 2, 2013, the Company issued 200,000 shares of common stock for $0.068 per share as a conversion of $13,600 of a Note Payable.

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

On December 3, 2013, the Company issued 300,000 shares of common stock for $0.09888 per share for Equity Line funding of $29,664.

On December 10, 2013, the Company issued 300,000 shares of common stock for $0.09584 per share for Equity Line funding of $28,752.

On December 17, 2013, the Company issued 290,000 shares of common stock for $0.06660 per share as a conversion of $19,314 of a Note Payable.

On January 9, 2014, the Company issued 332,742 shares of common stock for $0.0902 per share for Equity Line funding of $30,000.

On January 17, 2014, the Company issued 300,000 shares of common stock for $0.06060 per share as a conversion of $18,180 of a Note Payable.

On January 22, 2014, the Company issued 349,097 shares of common stock for $0.0859 per share for Equity Line funding of $30,000.

On January 31, 2013, the Company issued 310,000 shares of common stock for $0.0486 per share as a conversion of $15,066 of a Note Payable.

On February 4, 2014, the Company issued 500,000 shares of common stock for $0.0830 per share for Equity Line funding of $41,512.

On February 18, 2014, the Company issued 500,741 shares of common stock for $0.0486 per share as a conversion of $24,336 of a Note Payable.

On February 27, 2014, the Company issued 330,235 shares of common stock for $&0.081760 per share

For Equity Line funding of $27,000, which was received by the Company on

As of February 28, 2014, the Company was authorized to issue 650,000,000 shares of par value $0.0001 common stock, of which 99,071,474 shares of common stock were issued and outstanding.

Note 10 – Warrants

1,000,000 warrants were issued during the three months ended November 30, 2013. No warrants were issued in the three months ended February 28, 2014.

During the previous fiscal year, the Company entered into a series of private placement agreements with various investors. (Refer to Note 9– Capital Stock).

The following table is a summary of information about the warrants outstanding at February 28, 2014:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.18 ~ $0.50	2,832,000	0.90 years	$0.36

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, November 30, 2013	2,832,000	$0.36
Warrants expired	-0-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	-0-	-0-
Warrants exercised	-0-	-0-
Balance, February 28, 2014	2,832,000	$0.36

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

RESULTS OF OPERATIONS

Three months ended February 28, 2014 v. three months ended February 28, 2013

Now that we are transitioning out of the development stage, research and development expenses have been replaced by professional fees as the greatest expense over the last three month period ($10,363 for the three months ended February 28, 2013, and $39,608 for the three months ended February 28, 2014). Research and development expenses have increased ($20,218 for the three months ended February 28, 2013 and $29,328 for the three months ended February 28, 2014). Other expenses include consulting, ($39,659 for the three months ended February 28, 2013, and $28,659 for the three months ended February 28, 2014); commitment fees, ($-0- for the three months ended February 28, 2013, and  the reversal of $325,000 for the three months ended February 28, 2014; and other general and administrative expenses, ($80,630 for the three months ended February 28, 2013, and $68,793 for the three months ended February 28, 2014). We had a net loss of $(475,870) or $(0.00) per share for the three months ended February 28, 2013 and a net profit of $31,714 for the three months ended February 28, 2014. Please note that this profit is not a result of revenue but rather due to the settlement agreement with Eclipse Advisors which resulted in the reversal of $325,000 of commitment fees originally incurred by the Company in exchange for the return of $700,000 in shares to the treasury of the Company. As we transition from research and development to early stage manufacturing during calendar 2014, we anticipate that our research and development expenses and consulting expenses will continue to decrease while other expenses by category will continue to fluctuate, and we will begin to approach a time when we can recognize revenue from sales and  incur material and manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended February 28, 2014, was $99,323. There were no net cash flows used in investing activities for the six months ended February 28, 2014. These cash flows were offset by net proceeds of $131,103 provided from financing activities, principally the sale of stock.  We had cash resources of $50,959 at February 28, 2014, and intend to rely on the sale of stock to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines. As reported on a Current Report on Form 8-K filed on May 7, 2013, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.

There are no current revenue-generating activities that give rise to significant assumptions or estimates. Our financial statements filed as part of our February 28,2014, Quarterly Report on Form 10-Q include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2014.  Based on that evaluation, our Chief Executive Officer has concluded that as of February 28, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of February 28, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2013, and the quarter ended February 28, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

*

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

*

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of February 28, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8  Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleges that the Helix Wind asset purchase price has been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George is interpreting the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorneys fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties are in negotiations on more formal settlement agreements.  The basic terms of the Settlement requires the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; requires St. George to purchase an additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement fixes the amount due on the note issued to St George in connection with the Helix APA at $600,000 and grants the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. When the parties execute final settlement agreements, the Company will file the same with a current or periodic report.

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

Date: April 21, 2014

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)