Form 10-Q
period 2014-05-31
SAUER ENERGY, INC.
filed 2014-07-21
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 109,526,296 shares of common stock, par value $0.0001 per share, as of May 31, 2014.

SAUER ENERGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Condensed Balance Sheet

	May 31,	August 31,
	2014	2013

ASSETS
Current Assets
Cash	$462,792	$19,179
Prepaid Expenses	911	0
	463,703	19,179

Property and Equipment, net	66,202	62,782

Other Assets
Intangible Assets	1,905,000	1,905,000
Security Deposit	14,000	14,000
	1,919,000	1,919,000

Total Assets	$2,448,905	$2,000,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$6,510	$5,267
Loan and Interest Payable	600,000	344,240
Total Current Liabilities	606,510	349,507

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
93,742,564 shares outstanding on August 31, 2013
109,526,296 shares on outstanding on May 31, 2014	10,953	9,374
Additional Paid-In Capital	7,892,434	6,329,522
Accumulated deficit during the development stage	(6,060,992)	(4,687,442)
Total Stockholders' Equity	1,842,395	1,651,454

Total Liabilities and Stockholders' Equity	$2,448,905	$2,000,961

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations

					Inception
					(August 7 2008)
	For the Three Months Ended		For the Nine Months Ended		through
	May 31	May 31	May 31	May 31	May 31
	2014	2013	2014	2013	2014

Revenue	-	-	-	-	-

General and Administrative Expenses:
Professional Fees	$ 42,224	$ 12,541	$ 133,922	$ 53,445	$ 517,643
Consulting	49,375	96,395	101,578	155,090	1,314,885
Commitment Fees	-	-	(325,000)	445,000	120,000
Research & development expense	30,514	3,791	83,547	56,643	997,359
Other general and administrative expenses	75,379	57,940	227,492	194,848	1,959,092
	197,492	170,667	221,539	905,026	4,908,979

(Loss) from operations	(197,492)	(170,667)	(221,539)	(905,026)	(4,908,979)

Other Income (expense)	(1,024,526)	-	(1,152,011)	-	(1,152,011)
(Loss) before taxes	(1,222,018)	(170,667)	(1,373,550)	(905,026)	(6,060,990)

Provision (credit) for taxes	-	-	-	-	-

Net (Loss)	$ (1,222,018)	$ (170,667)	$ (1,373,550)	$ (905,026)	$ (6,060,990)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of common
shares outstanding, basic	103,765,349	85,582,367	98,679,393	91,603,425

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

For the period from inception (August 7, 2008) to May 31, 2014

					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Share	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	0	0	0	0
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			0
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	0	12,500	(45,541)	(33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			0
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	13,894	(1,394)	(58,207)	(45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			0
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	7,150	162,550	(273,106)	(103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	7,559	1,684,124	63,910	(1,639,305)	116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	0	0
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		0
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		0
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Development stage net (loss)					(1,713,636)	(1,713,636)
Balances August 31, 2012	87,218,106	8,722	4,956,254	0	(3,352,941)	1,612,035
Shares issued for cash pursuant to an investment agreement	950,980	95	119,905			120,000
Shares issued for cash	200,000	20	49,980			50,000
Shares issued for services	100,000	10	20,990			21,000
Shares issued for commitment fees	1,479,963	148	324,852			325,000
Shares issued for services	12,000	1	2,519			2,520
Shares issued pursuant to 1st Amendment	2,000,000	200	429,800			430,000
Shares issued for services	240,000	24	28,776			28,800
Shares issued for services	250,000	25	24,975			25,000
Shares issued for PPM	400,000	40	99,960			100,000
Certificate #4339 recalled	(1,479,963)	(148)	(324,852)			(325,000)
Shares issued for services	220,000	22	74,778			74,800
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	200,000	20	67,980			68,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	35,000	4	11,897			11,901
Shares issued for services	100,000	10	33,990			34,000
Shares issued for services	35,000	4	11,896			11,900
Certificate #4339 reissued	1,479,963	148	324,852			325,000
Shares issued to repay loan	151,515	15	19,985			20,000
Development stage net (loss)					(1,334,501)	(1,334,501)
Balances August 31, 2013	93,742,564	9,375	6,329,522	0	(4,687,442)	1,651,455
Shares issued to repay loan, interest and fees	110,375	11	9,989			10,000
Shares issued to repay loan, interest and fees	200,000	20	13,580			13,600
Shares issued to repay loan, interest and fees	500,000	50	27,950			28,000
Shares issued for cash pursuant to equity line of credit (LOC)	555,720	56	74,944			75,000
Shares issued to repay loan, interest and fees	300,000	30	20,130			20,160
Shares issued for cash per LOC	250,000	25	26,375			26,400
Shares issued for cash per LOC	300,000	30	30,834			30,864
Shares issued for cash per LOC	300,000	30	32,106			32,136
Outstanding warrant expense			18,094			18,094
Shares issued to repay loan	290,000	29	19,285			19,314
Shares issued for cash per LOC	300,000	30	29,634			29,664
Shares issued for cash per LOC	300,000	30	28,722			28,752
Shares issued to repay loan, interest and fees	300,000	30	18,150			18,180
Shares issued for cash per LOC	332,742	33	29,967			30,000
Shares returned to Treasury pursuant to settlement with Eclipse Advisors, LLC	(700,000)	(70)	(196,805)			(196,875)
Shares issued to repay loan, interest and fees	349,097	35	29,965			30,000
Shares issued to repay loan, interest and fees	310,000	31	15,035			15,066
Shares issued for cash per LOC	500,000	50	41,462			41,512
Shares issued to repay loan, interest and fees	500,741	50	24,286			24,336
Shares issued for cash per LOC	330,235	33	26,967			27,000
Shares issued for cash per LOC	312,500	31	24,969			25,000
Shares issued for cash per LOC	577,741	58	49,942			50,000
Shares issued for cash per LOC	371,645	37	34,963			35,000
Shares issued for cash per LOC	400,000	40	37,976			38,016
Shares issued for cash per LOC	352,936	35	34,965			35,000
Shares issued per mediation settlement with St. George Investments	2,000,000	200	299,800			300,000
Shares issued per mediation settlement with St. George Investments	5,000,000	500	649,500			650,000
Shares issued for cash per LOC	320,000	32	32,301			32,333
Shares issued for cash per LOC	310,000	31	27,294			27,325
Shares issued for cash per LOC	310,000	31	25,582			25,613
Shares issued for cash per LOC	500,000	50	24,950			25,000
Development stage net profit					(1,373,550)	(1,373,550)
Balances May 31, 2014	109,526,296	10,953	7,892,434	0	(6,060,992)	1,842,395

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows

			Inception
			(August 7 2008)
	For the Nine Months Ended		through
	May 31,	May 31,	May 31
	2,014	2,013	2,014
Cash flows from operating activities:
Net (loss)	($1,373,550)	($905,026)	($6,060,992)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Security Deposit			(14,000)
Depreciation	19,128	24,975	95,535
Director fees issued by shares			48,000
Investor relation fees issued by shares			180,000
Issuance of stock for services or claims			2,647,140
Allocated share based compensation expense	29,890		29,890
Adjustment of Warrants	18,094		18,094
Terms of Mediation Settlement	778,125		778,125
Changes in operating assets and liabilities:			0
Inventory			1,000
Prepaid Expenses	(911)		(911)
Accounts payable and accrued expenses	(2,406)		7,101
Net cash flows (used by) operating activities	(531,630)	(880,051)	(2,271,018)

Cash flows from investing activities:
Purchase of furniture and equipment	(22,547)		(136,736)
Purchase of intangible assets		(430,000)	(430,000)
Net cash (used by) investing Activities	(22,547)	(430,000)	(566,736)
Cash flows from financing activities:
Proceeds from loan	370,000	461,500	830,022
Repayment on loan	(110,000)	(150,000)	(230,022)
Proceeds from shareholders' loan			82,256
Payment on shareholders' loan			(82,256)
Proceeds from issuance of common stock, net of costs	737,790	1,002,320	2,700,546
Subscriptions received
Net cash provided by financing activities	997,790	1,313,820	3,300,546

Net increase (decrease) in cash	443,613	3,769	462,792
Cash, beginning of the period	19,179	46,954	0

Cash, end of the period	$462,792	$50,723	$462,792

Supplemental cash flow disclosure:
Interest paid	$28,757	$16,667	$47,997
Taxes paid	$2,565		$5,450

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$0	$1,475,000	$1,905,000
Acquisition of equipment by shares		25,000	25,000
	$0	$1,500,000	$1,930,000

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Consolidated Financial Statements

May 31, 2014

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended May 31, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2013 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended May 31, 2014 are not necessarily indicative of results for the entire year ending August 31, 2014.

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

The carrying amounts of the Company’s financial instruments as of May 31, 2014, reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the three months ended May 31, 2014, and May 31, 2013, was $30,514 and $3,791 respectively.

Advertising.   Advertising and marketing expenses for the three months ended May 31, 2014, and May 31, 2013, was $2,540 and $650 respectively.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $6,060,992 as of May 31, 2014.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at May 31, 2014 and August 31, 2013	May 31, 2014	August 31, 2013
Computer, equipment & truck	$ 139,189	$ 139,189
Less: Accumulated depreciation/amortization	(87,683)	(76,407)
Property and equipment, net	$ 51,506	$ 62,782

Note 5 – Asset Purchase

On May 11, 2012, the Company entered into an Asset Purchase Agreement with St. George Investments LLC, an Illinois limited liability company, to acquire certain assets in foreclosure for 6,000,000 common shares.  The assets were formerly owned by Helix Wind, Inc., a Nevada corporation in the same business as the Company.  In the future, the Company plans to amortize the intellectual property.  The assets and agreed prices were:

Asset Purchase	May 11, 2012
Tangible Assets
Equipment	$ 23,000
Supplies	1,000
Inventory	1,000
Total Tangible Assets	$ 25,000

Intangible Assets
Goodwill	$ 5,000
Intellectual Property (10 patents, 2 trademarks, network system, wind turbine monitoring system, URL	1,467,500
Restrictive Covenant	$ 2,500
Total intangible assets acquired	$ 1,475,000

Total Assets acquired	$ 1,500,000

Note 5 – Restricted Covenant

In January, 2013, the Company entered into an amendment to the Asset Purchase Agreement of May 11, 2012 with the Seller of the assets.  The Agreement contained the Company’s guarantee to indemnify the Seller against a certain drop in stock price of stock received in payment for the assets.  The “Protection Period” in the agreement lasts until the Company receives cash consideration of five million dollars (the “Protection Amount”) from the issuance of common stock. Such a contingency could not be quantified by the Company and none was recorded at the fiscal year ended August 31, 2012.  The Protection Period was amended with a new beginning time:  nine months from August 2, 2012 or the date that an S1 stock registration statement is recorded, (the earlier).   It was further agreed that Seller would forbear enforcement of the guarantee prior to the beginning of the Protection Period for the payment of 2,000,000 common shares of the Company.  The stock was issued on January 7, 2013.  The cost of the issue was recorded as a Restricted Covenant.  The Company entered into a settlement on February 3, 2014, which ended this restricted covenant.

Note 6 – Related Party Transactions:

Note 7 – Commitments and Contingencies:

In September 2012, the Company leased office and laboratory space in Camarillo, California, for three years for monthly rental payments of $7,000 per month.

 Lease Commitments – for the following two fiscal years from June 1, 2014, through the end of the lease:

For the period through

Fiscal year ended

August 31,

2014	$21,000
2015	84,000
$105,000

Note 8 - Federal income tax:

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2033. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $151,532 for the six months ended May 31, 2014.  The Company has net operating losses carried forward of approximately $4,838,974 for tax purposes which will expire in 2028 through 2034 if not utilized.

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

On November 28, 2012, the Company issued 200,000 shares of common stock at $0.25 per share for $50,000.

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

On February 4, 2014, the Company issued 500,000 shares of common stock for $0.0830 per share for Equity Line funding of $30,000.

On February 18, 2014, the Company issued 500,741 shares of common stock for $0.0486 per share as a conversion of $24,336 of a Note Payable.

On February 27, 2014, the Company issued 330,235 shares of common stock for $0.08176 per share for Equity Line funding of $27,000, which was received by the Company on March 3, 2014.

On March 20, 2014, the Company issued 312,500 shares of common stock for $0.0800 per share for Equity Line funding of $25,000.

On March 31, 2014, the Company issued 577,741 shares of common stock for $0.0900 per share for Equity Line funding of $50,000.

On April 2, 2014, the Company issued 371,645 shares of common stock for $0.0942 per share for Equity Line funding of $35,000.

On April 9, 2014, the Company issued 400,000 shares of common stock for $0.950 per share for Equity Line funding of $38,016.

On April 17, 2014, the Company issued 352,936 shares of common stock for $0.0992 per share for Equity Line funding of $35,000.

On April 21, 2014, the Company issued 5,000,000 shares of common stock pursuant to settlement terms of the Sauer v. St George civil action filed in Ventura County Court.

On April 21, 2014, the Company entered into a private placement agreement that involved issuing 2,000,000 units of securities at $0.15 per unit for a total amount of cash of $300,000 with no warrants issued.

On April 25, 2014, the Company issued 320,000 shares of common stock for $0.1010 per share for Equity Line funding of $32,332.80.

On May 8, 2014, the Company issued 310,000 shares of common stock for $0.0880 per share for Equity Line funding of $27,325.

On May 21, 2014, the Company issued 310,000 shares of common stock for $0.0826 per share for Equity Line funding of $25,613.

On May 30, 2014, the Company issued 500,000 shares of common stock for $0.0500 per share for consulting of $25,000.

As of May 31, 2014, the Company was authorized to issue 650,000,000 shares of par value $0.0001 common stock, of which 109,526,296 shares of common stock were issued and outstanding.

Note 10 – Warrants

No warrants were issued during the three months ended May 31, 2013. No warrants were issued in the three months ended May 31, 2014.

During the previous fiscal year, the Company entered into a series of private placement agreements with various investors. (Refer to Note 9– Capital Stock).

The following table is a summary of information about the warrants outstanding at May 31, 2014:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.18 ~ $0.50	2,632,000	0.71 years	$0.35

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, February 28, 2014	2,832,000	$0.36
Warrants expired	-200,000-	-0-
Warrants cancelled	-0-	-0-
Warrants granted	-0-	-0-
Warrants exercised	-0-	-0-
Balance, May 31, 2014	2,632,000	$0.35

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

RESULTS OF OPERATIONS

Nine months ended May 31, 2013 v. nine months ended May 31, 2014

Because we  are transitioning out of the development stage and have been involved in several litigation matters which we believe to be substantially completed, research and development expenses have been replaced by professional fees as the greatest expense over the last nine month period ($55,445.27 for the nine months ended May 31, 2013, and $133.922.27 for the nine months ended May 31, 2014). Research and development expenses have increased ($56,643.40 for the nine months ended May 31, 2013 and $83,546.79 for the nine months ended May 31, 2014). Other expenses include consulting, ($155,089.50 for the nine months ended May 31, 2013, and $101,578.41 for the nine months ended May 31, 2014); and other general and administrative expenses, ($200,848.04 for the nine months ended May 31, 2013, and $227,490.75 for the nine months ended May 31, 2014). We had a net loss of $(911,026.09) or $(0.00) per share for the nine months ended May 31, 2013 and a net profit of $-0- for the nine months ended May 31, 2014. Please note the settlement agreement with Eclipse Advisors which in the reversal of $325,000 of commitment fees originally incurred by the Company in exchange for the return of 700,000 shares to the treasury of the Company. As we transition from research and development to early stage manufacturing during calendar 2014, we anticipate that our research and development expenses and consulting expenses will continue to decrease while other expenses by category will continue to fluctuate, and we will begin to approach a time when we can recognize revenue from sales and  incur material and manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow used in operating activities for the nine months ended May 31, 2014, was $531,630. There were no net cash flows used in investing activities for the six months ended May 31, 2014. These cash flows were offset by net proceeds of $997,790 provided from financing activities, principally the sale of stock.  We had cash resources of $462,792 at May 31, 2014, and intend to rely on the sale of stock to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines. As reported on a Current Report on Form 8-K filed on May 7, 2013, we have entered into an Equity Purchase Agreement from which we have raised and anticipate raising substantial additional cash resources, but there can be no assurance that this will continue to occur.  To date we have raised $ 618,920.79 through the Equity Credit Line.  If we are unable to continue to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.

There are no current revenue-generating activities that give rise to significant assumptions or estimates. Our financial statements filed as part of our May 31, 2014, Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2014.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of May 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2013, and the quarter ended May 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of May 31, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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