Form 10-K
period 2014-08-31
SAUER ENERGY, INC.
filed 2014-12-15
CIK 1446152

10-K 1 form10k.htm FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2014

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

Large accelerated filer   Accelerated filer   Non-accelerated Filer   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 10, 2014:  $6,027,020

The number of shares of the registrant’s common stock outstanding as of December 10, 2014:  115,150,246

INDEX TO FORM 10-K ANNUAL REPORT

		Page
	PART I

Item 1	Business	4
Item 1A	Risk Factors	14
Item 1B	Un-resolve Staff Comments	19
Item 2	Properties	19
Item 3	Legal Proceedings	19
Item 4	Mine Safety Disclosures	19

	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6	Selected Financial Data	21
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8	Financial Statements and Supplementary Data	22

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A	Controls and Procedures	23
Item 9B	Other Information	26

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	26
Item 11	Executive Compensation	28
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13	Certain Relationships and Related Transactions, and Director Independence	30
Item 14	Principal Accounting Fees and Services	31

	PART IV

Item 15	Exhibits, Financial Statement Schedules	32

	SIGNATURES	31

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

Management believes that SEI’s innovative design and utility makes it highly efficient and cost effective to own and operate.  The initial WindCharger brand units to be sold will be sold as a kit for roof mounting on a typical house or small building. The multi-patented design includes air disrupters on the drag side to reduce friction; the inside of the blade has air strakes that funnel the air flow through the air jets to propel the next blade.  These and more, contribute to the success of the WindCharger.

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

Sauer Energy developed a multi-faceted growth strategy that takes advantage of the company’s relationshipswith experts in engineering, manufacturing, distribution, marketing and branding.These resources have vast experience in the wind energy sector and they make themselves available to us as independent contractors on an as-needed basis.The key focus factors for the future:

•

To become a revenue and profit based operation

•

Expansion and development of product portfolio

•

A two-tiered sales approach with intensive marketing strategy to targeted customer base.

•

Maintaining a cost-effective approach with each vertical market

•

Expansion from domestic to global markets

•

For SENY stock to move to higher trading platform, e.g. NASDAQ, AMEX, etc

Proof of Concept

To validate the performance of the WindCharger, Sauer Energy has conducted extensive wind tunnel tests.The data that was extracted validated the design with regard to efficiency and feasibility, proving that it could successfully produce electricity through wind capture.  This executed quantitative evaluation took place at University of Washington Aeronautical Laboratory, Kirsten Wind Tunnel, in Seattle, Washington.

WindCharger brand wind turbine technology is aerodynamically designed for optimum efficiency in its class.  Based upon the Savonius principle, designed with concave and convex blades, it is poised to offer effective returns on capital and investment.

To further demonstrate the capabilities of the WindCharger, SEI is evaluating its turbines in real world situations and conditions.  The U.S. Patent Office granted three patents for design and utility along with numerous patents pending worldwide for its revolutionary design and multiple features. The WindCharger is able to effectively capture and utilize low wind, while minimizing noise with virtually no vibration.  We believe that the WindCharger will have a life expectancy of decades due to its high quality.

Management believes that theWindCharger is bird friendly. In the past twenty years, turbine designs have changed radically. Our blade surface area is much larger, so the turbines don't have to spin as fast to generate power. Slower-moving blades mean fewer bird collisions.  The birds are also discouraged from perching due to the solid structure of the blades. According to American Wind Energy Association, windows present the highest mortality rate for birds, at up to one billion per year in the U.S.

Business Model

Sauer Energy’s business model is straight-forward as it had substantially planned most of the manufacturing functions to be done within its corporate headquarters.  The control factor on cost and labor will be to the Company’s advantage.  The Company’s vendor manufacturers are ISO 9000 Certified.  SEI will maintain quality control, assembly, testing, shipping and handling as orders flow in.

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

With regard to the WindCharger, although we had previously agreed to outsource the manufacturing process to VEC Technologies, LLC (“VEC”) in Pennsylvania, we discovered in August, 2014, that the Pennsylvania VEC plant was being shutdown, thus negating all plans to outsource the manufacturing process to VEC. Accordingly, we have decided to wait until the WindRider is being distributed and installed before we begin the manufacturing process, marketing and distributing the WindCharger.

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

Resulting from the Helix Wind asset purchase, SEI, acquired a utility patent, No 7,984,110, granted May 24, 2011, plus a utility patent, No 8,084,881, granted December 27, 2011, for a vertical axis wind turbine that is designed to be pole mounted, and .  SEI is continuing the patent process on behalf of the Helix design for several domestic and international patents.

Current Operations and Development Plan

The WindCharger has several important features and benefits including aesthetic design and appeal, performance, longevity, pricing for performance payback and customer/distributor support.

Despite having no revenues since inception,Sauer Energy has differentiated itself from other entities in small wind because of the following:

a.

Rather than incurring the cost of full-time employees, we have forged relationships with like-minded and devoted independent contractors who are experts in the small wind sector and are available to help us on a consulting basis;

b.

Ownership of technology – many others buy foreign-made units for resale;

c.

The technology itself is set apart by high-efficiency design features;

d.

Our engineering consultants have a deep technical understanding of small wind technologies and applications due to years as experts in the small wind sector;

e.

High quality outsourced manufacturing that is done by companies that are ISO 9000 compliant;

f.

Strong distribution network now being assembled;

g.

Commitment to customers and shareholders;

h.

Unwavering focus on business fundamentals.

We are now a growth-stage company. Our initial product will be thehelixicalWindRider®for commercial and residential use.  Although we were previously planning to produce the WindRider turbine blades in-house, due to economic feasibility, we have instead decided to use a thermo-forming process for the helixical blades. We have outsourced the production of the blades toTru-Form Plastics, Inc.We plan toassemble and distribute the WindRiderat the Camarillo, CA, facility.

After much refining in the last 2 years of development, we have confirmed and solidified the final manufacturing process of the WindCharger blades.  VEC Technologies, LLC, (“VEC”) located in Pennsylvania, was carefully chosen to manufacture the WindCharger blades.  Due to the expense and complexity of the manufacturing process, we are not manufacturing the blades.

Our intended market

Sauer Energy aims to deliver simple, reliable and cost-effective solutions for residential and commercial customers, particularly for locations with very low or very high wind speeds.  SEI now offers two different technologies.  Both WindCharger and Helix, two different types of technologies of vertical axis products, will enable the distributors to address a greater variety of customer’s needs.  The WindCharger is lighter and can be roof or pole mounted, startup is 5 mph and produces 1.5 kW.  The two Helix units are larger and heavier, can only be pole mounted and produce 2 kW and 4.5kW.  Applications range from industrial to residential.    Production needs, placement, aesthetics, adaptability and portability will dictate which units are appropriate and most efficient for use in different situations. SEI will continue to develop and expand its pipeline with new research and development and collaborative efforts.

Current Plans

The main focus for SEI is generating revenues.  SEI plans to become a self-sustaining entity.  The availability of funding from revenues is expected to enable SEI to carry out its future plans for the creation of many more products using the WindCharger brand technology design.

Our first task is to ensure the availability of both WindCharger and WindRider turbines. Potential orders were received via website.   SEI has been working diligently toward testing, verifying, enhancing the performance of and developing the expertise to produce these units domestically.  Due to the closing of VEC Technologies, Inc., we are moving ahead with the WindCutter until such time as another manufacturer has been located and vetted.

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

SEI entered its WindCharger into a pilot test program with ENRCOM, headed by an industry leader in communication technology.  The proposed use of the turbines is on cell phone towers as backup power.  The testing is moving forward and the feedback has been positive.

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

Funding

After acquiring BCO Hydrocarbon, SEI has raised approximately $2.4M.  These funds have been used for research and development of the WindCharger.    Dieter Sauer, CEO and President of SEI, holds all of the shares that he received at the outset of the BCO and Sauer acquisition and continues to be committed to this project.

Management has secured an Equity Purchase Agreement for up to $1.5 from Beaufort Capital Partners, LLC and through December 10, 2014, had availed itself of $335,198.58under this agreement.  We will not be able to avail ourselves of further funds under the Equity Purchase Agreement until we file a post-effective amendment to our registration statement related thereto and the same is ordered effective.

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

•

SEI plans to further develop its emergency backup cart that provides electricity to charge batteries and for use in communication, lights, medical equipment, etc.  WindCharger technology was designed for immediate use, the cart can be a welcome addition to the military and to FEMA for emergency and routine use.

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

Competition

We compete with all energy suppliers, including utilities and manufacturers of energy producing equipment.  We believe that there are 95 U.S. small wind turbine companies.  Of those, the majority are in the start-up phase.  However, a few have longer operating histories or greater name recognition such as Wepowereco, Windside Production Ltd., Urban Green, Windspire Energy and OregonWind Inc.  Companies in other countries also produce small wind turbines.  We also compete with solar-thermal and solar-photovoltaics systems.  However, solar power installations are significantly more expensive than our VAWT Systems.  We also feel that our turbine systems are a great complement to those who already employ solar systems, as they can work 24 hours and produce electricity at times when solar is ineffective.

We intend to compete on price and because our design is highly efficient, aesthetically pleasing, and reliable.

In 2006, President Bush emphasized the nation’s need for greater energy efficiency and a more diversified energy portfolio. This led to a collaborative effort involving the Department of Energy, National Renewable Energy Laboratories and others to explore a modeled energy scenario in which wind provides 20% of U.S. electricity by 2030.  This has been endorsed by the American Wind Energy Association and has become our national goal as well.  Currently, we are at almost 4%.  Management believes we have the competitive advantage of offering the right product at the right time.

 Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $120,076 on research and development in 2014 and $91,493 in fiscal 2013 on research and development.  We do not anticipate that our research and development expenditures will continue to rise in the current year if we are able to secure financing so that we have the resources to begin manufacturing.  In the year ended August 31, 2011 we conducted third party testing at the University of Washington Aeronautical Laboratory, a testing organization under the University's Department of Aeronautics and Astronautics.  The primary aerodynamic testing facility is the F. K. Kirsten Wind Tunnel.  We have done our third-party wind tunnel testing at their facility in the past and look forward to utilizing their facility for continued research and development testing.

Manufacturing

The other components of our products are available from several sources at prices we deem reasonable.  We established an assembly facility during fiscal year, 2013, and will begin commercial assembly during, 2015.

With regard to the WindCharger, although we had previously agreed to outsource the manufacturing process to VEC Technologies, LLC (“VEC”) in Pennsylvania, we discovered in August, 2014, that the Pennsylvania VEC plant was being shutdown, thus negating all plans to outsource the manufacturing process to VEC. Accordingly, we have decided to wait until the WindRider is being distributed and installed before we begin the manufacturing process, marketing and distributing the WindCharger.

Employees

As of August 31, 2013, we had 16 independent contractors. We retain a limited number of independent contractors to perform projects on an “as needed basis”.   Due to our preliminary early phase operations we have not engaged employees to date, but as we enter the manufacturing stage we anticipate that we will hire employees.  We believe our relationships with our current independent contractors are good.  To implement our business strategy, we expect, over time, continued growth in our independent contractor and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.  As the company begins to sell wind turbines, we will be restructuring and our officers will become employees of the Company.

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

 We do not have sufficient cash on hand.

As at August 31, 2014, we had $460,863cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $5,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.  During fiscal 2014 we conducted an offering of our common stock under regulation D which, through yielded proceeds of approximately $550,000.00.We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

If we fail to effectively manage our internal growth in a manner that minimizes strains on our resources, we could experience disruptions in our operations and ultimately be unable to generate revenues or profits.  We expect that we will need to significantly expand our operations to successfully implement our business strategy.  As we add marketing, sales and build our infrastructure, we expect that our operating expenses and capital requirements will increase.  To effectively manage our growth, we must continue to expend funds to improve our operational, financial and management controls, and our reporting systems and procedures.  In addition, we must effectively expand, train and manage our independent contractor base.  If we fail in our efforts to manage our internal growth, our prospects, revenue and profit margins may suffer.

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

Control by Management

As of August 31, 2014, we are effectively controlled by management, specifically Dieter Sauer, Jr., our CEO and director, who owns 39,812,500 shares or 35% of our 115,150,246 issued and outstanding shares of common stock.  All of our officers and directors as a group control 39,852,500 shares or 35%. Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of August 31, 2014 we had 115,150,246 shares of common stock outstanding. 65,135,354 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

11,000,000 were originally registered in the Beaufort S-1 and we issued 7,086,566 over 20 Puts.  In the Sauer v. St George settlement, 5,000,000 shares were issued as free trading.  Payments to JMJ and St George for notes were converted and 2,570,213 shares were issued as free trading.  Therefore,100,493,467 were issued under Rule 144.

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

Limitations upon Broker-Dealers Effecting Transactions in "Penny Stocks"

Trading in our common stock is subject to material limitations as a consequence of regulations which limit the activities of broker-dealers effecting transactions in "penny stocks."  Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

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

Shares Eligible for Future Sale

Of our 115,150,246 issued and outstanding shares, 65,135,354 are currently free trading.  In addition, we believe that approximately 50,014,892 shares are currently restricted but are presently eligible or become eligible to become free trading under Rule 144 under the Securities Act of 1933, as amended, in the next six months.  In addition, each of our officers, directors or affiliates, who own an aggregate of 39,852,500 shares may sell 1% of our outstanding shares (approximately 398,525 shares) every three months under Rule 144.

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

ITEM 3.               LEGAL PROCEEDINGS.

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8  Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorneys fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase an additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. The foregoing is a summary only and is qualified by reference to the settlement agreement included as an exhibit to this report.

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

The following chart sets forth certain information regarding the closing prices of our stock for the period indicated.

Fiscal Year Ended August 31, 2013

	High Closing Price	Low Closing Price

First Quarter	$0.32	$0.19

Second Quarter	$0.26	$0.12

Third Quarter	$0.40	$0.08

Fourth Quarter	$0.40	$0.20

Fiscal Year Ended August 31, 2014

	High Closing Price	Low Closing Price

First Quarter	$0.13	$0.12

Second Quarter	$0.10	$0.09

Third Quarter	$0.09	$0.08

Fourth Quarter	$0.13	$0.12

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

Holders

As of August 31, 2014, we had 127shareholders of record and 115,150,246 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name or as an escrow agent.

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

RESULTS OF OPERATIONS

Fiscal Year 2014 vs. Fiscal Year 2013

Operations    Update 2014 v., 2013

We have not realized any revenue through August 31, 2014.  Our operating expenses decreased to $462,632 for FY 2014from $1,865,830 in FY 2013 primarily as a result of fees related to FY 2014 expenses in connection with a reclassification of direct costs and legal fees related to patents and trademarks, a reclassification of the settlement of Sauer v. Eclipse whereby about half of the commitment shares were allowed to be sold and 700,000 shares were returned to treasury.  Consulting expenses decreased in FY 2014 to $140.364from $418,629 in  FY 2013 to due to having proved our concept and devoting resources to calibrating our turbines to harmonize with peripheral components.  These overall decreases in expenses resulted in our net loss decreasing to $462,632 in FY 2014from $1,8654,830 in FY 2013.  We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2014, was $593,619 which was offset by net proceeds of $1,209,091 from financing activities.  We had $460,863cash on hand at the end of the year ended August 31, 2014.

As of May 7, 2013, the Registrant entered into two agreements with Beaufort Ventures PLC, a United Kingdom company (“BVPLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registrant’s Current Report on Form 8-K dated May 28, 2013 and the Registrant’s Registration Statement on Form S-1 Number 333-189275 ordered effective September 23, 2013, and the following summary is qualified in its entirety by reference to such exhibits.

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BVPLC, after effectiveness of such registration statement, was required to purchase up to $1,500,000 worth of the Registrant’s common stock at a price equal to 80% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BVPLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BVPLC.  BVPLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant and was ordered effective on September 23, 2013.

Funds realized through the EPA are being used by the Registrant as working capital for its operations.  To date we have drawn down $335,199.  We cannot draw down further amounts under the EPA unless we are able to file a post-effective amendment to our registration statement and have it ordered effective.  There can be no assurance we will be able to accomplish these goals.

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

ITEM 9.             CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

(a) Dismissal of W.T. Uniack& Co., CPAs P.C.

On November 5, 2014 the Board of Directors of Sauer Energy, Inc. dismissed W.T. Uniack& Co., CPAs P.C.(“WTU”) as its independent registered public accounting firm.

The report of WTU on the Company’s financial statements for the year ended August 31, 2013 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles but did include an explanatory paragraph and footnote questioning the Company’s ability to continue as a going concern. During the period of WTU’s engagement as the Company’s independent registered public accounting firm through November 5, 2014 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with WTU on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WTU, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Registrant provided WTU with a copy of this Report prior to its filing with the SEC and requested WTU to furnish the Registrant with a letter addressed to the SEC, stating whether or not it agrees with the statements made above. The Registrant intends to include that letter, when received, as Exhibit 16.1 to an amendment to this Form 8-K.

(b) Engagement of MartinelliMick PLLC

On November 5, 2014, the Board of Directors appointed Martinelli Mick PLLC (“MM”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years and through November 5, 2014, neither us nor anyone on our behalf consulted MM regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2014.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of August 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

   1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2014.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2014.

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

PART 1II

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2013 are:

Name	Age	Position(s)
Dieter R. Sauer, Jr.	59	Director and CEO
Ana Sauer	64	Secretary
Jeff Massey	59	Director
Zohreh Hashemi	61	Director

Dieter R Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Sauer Energy, Inc., a California corporation that Mr. Sauer originally founded, became our operating subsidiary.  It was dissolved in August, 2012.

Prior thereto from 2001 he was an independent marketing, sales and business development consultant.   We paid Mr. Sauer $80,000during FY2014.

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

ZohrehHashemi joined our board on December 8, 2010.  Ms. Hashemi worked for Amgen, Inc., from 2000 through 2009 as a Senior System Engineer.  Prior thereto she held management positions with Sony

Pictures Entertainment, BAX Global, Universal Studios and Hughes Aircraft.  As an engineer, she has lead departments in development and implementation controls and procedures and has spent the majority of her career in development of various products.  She also has established strategic manufacturing relationships.

Family Relationships

Dieter R. Sauer, Jr. and Ana Sauer are husband and wife. There are no arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2014 and August 31, 2013 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

  Summary Compensation Table

Name & Principal Position	Year	Salary	Stock		Option Awards	Non-Equity Incentive Plan Compensation	Other Comp.	All other comp.
			Bonus	Awards
Dieter R. Sauer Jr.,	2014	$80,000	-	-	-	-	-	-
CEO (and CFO)	2013	65,900	-	-	-	-	-	-
Ana Sauer,	2014	19,500	-	-	-	-	-	-
Secretary	2013	-	-	-	-	-	-	-

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

ITEM 12.            SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of August 31, 2014 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 4670 CalleCarga, Unit A, Camarillo, CA, 93012-8536. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

NAME and ADDRESS OF BENEFICIAL OWNER	OFFICE	AMOUNT and NATURE of BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Dieter Sauer, Jr.	Director, CEO, President	39,812,500 common shares held directly	35%
Ana Sauer	Secretary	0	0%
Jeff Massey	Director	20,000	*
ZorehHashemi	Director	20,000	*
All Officers and Directors as a group (4 Persons)		39,852,500 common shares held directly	35%

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

Director Independence

We believe that our Jeff Massey and Zohreh Hashemi are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards due to their lack of any positions with us other than director and minimal stock ownership in us.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended August 31, 2014 was approximately $15,000.

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

10.4

Mediation Settlement with St. George Investments, LLC (filed herewith)

22.1      Subsidiaries of the Registrant. None, Sauer Energy, Inc, a California corporation was dissolved.

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

xxx	Sauer Energy, Inc. Code of Ethics

xxx	Equity Purchase Agreement with Beaufort Ventures PLC

xxx	Registration Rights Agreement with Beaufort Ventures PLC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: December 15, 2013	By:	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	December 15, 2013
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	December 15, 2013
Jeff Massey

/s/ ZohrehHashemi	Director	December 15, 2013
ZohrehHashemi

SAUER ENERGY, INC.

 (A Development Stage Company)

FINANCIAL STATEMENTS

(Audited)

FOR THE PERIOD FROM INCEPTION (AUGUST 7, 2008) TO

FISCAL YEAR END AUGUST 31, 2014

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Condensed Balance Sheet
		August 31,
	August 31	2013
	2014	Restated

ASSETS
Current Assets
Cash	$ 459,363	$ 19,178
Petty Cash	1,500	$ -
Prepaid Expenses	593	-
	461,456	19,178

Property and Equipment, net	146,704	62,782

Other Assets
Intangible Assets	1,410,973	1,425,231
Security Deposit	14,000	14,000
	1,424,973	1,439,231

Total Assets	$ 2,033,133	$ 1,521,191

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 21,516	$ 5,267
Convertible Loan and Interest Payable	600,000	424,456
Derivative Liability on Convertible Loans	1,025,000	350,344
Total Current Liabilities	1,646,516	780,067

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
93,742,564 shares outstanding on August 31, 2013
115,150,246 shares outstanding on August 31, 2014	11,515	9,374
Additional Paid-In Capital	8,191,503	6,329,521
Accumulated deficit during the development stage	(7,816,401)	(5,597,771)
Total Stockholders' Equity	386,617	741,124

Total Liabilities and Stockholders' Equity	$ 2,033,133	$ 1,521,191

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations

			Inception
			(August 7 2008)
	For the Year Ended		through
	August 31	August 31	August 31
	2014	2013 (Restated)	2014

Revenue	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	115,469	63,201	449,802
Consulting	140,364	418,629	1,353,671
Research & development expense	128,387	91,493	1,042,199
Other general and administrative expenses	384,058	775,040	2,623,907
	768,278	1,348,363	5,469,579

Loss from operations	(768,278)	(1,348,363)	(5,469,579)

Other Income (expense)
Settlement expense	(1,101,685)	-	(1,101,685)
Interest and finance	325,989	(546,123)	(220,137)
Changes in derivative liability	(674,656)	(350,344)	(1,025,000)
	(1,450,352)	(896,467)	(2,346,822)

(Loss) before taxes	(2,218,630)	(2,244,830)	(7,816,401)

Provision (credit) for taxes	-	-	-

Net (Loss)	$ (2,218,630)	$ (2,244,830)	$ (7,816,401)
	-		-

Basic earnings (loss) per common share,
basic and diluted:	$ (0.02)	$ (0.02)
Weighted average number of common
shares outstanding, basic	102,456,356	90,897,168

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

For the period from inception (August 7, 2008) to August 31, 2014

					Accumulated
					Deficit	Total
	Common Stock		Additional		during the	Shareholders'
	Number of		Paid-In	Share	Development	Equity
	Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$ -	$ -		$ -	$ -
Shares issued for cash	500,000	500	12,000			12,500
Recapitalization	(499,675)	(500)	500			-
Development stage net (loss)					(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500		$ (45,541)	$ (33,041)
Shares issued for cash	138,937,175	13,894	(13,894)			-
Development stage net (loss)					(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	$ (1,394)		$ (58,207)	$ (45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744			-
Shares subscription for cash			157,200			157,200
Development stage net (loss)					(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550		$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675			664,730
Shares subscriptions for cash				63,910		63,910
Shares issued for cash	3,537,849	354	856,899			857,253
Development stage net (loss)					(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$ 63,910	$ (1,639,305)	$ 116,288
Shares subscriptions for cash				334,893		334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168			266,220
Shares issued for services	200,000	20	102,180	(200)		102,000
Shares issued for services	535,000	53	272,797			272,850
Stock issued for cash	650,000	65	194,935			195,000
Corrected error in stock			1,002	(1,002)		-
Shares issued for cash	24,000	2	5,998			6,000
Shares issued for legal fees @$0.60	125,000	13	74,987			75,000
Shares issued for legal fees	25,000	3	14,997			15,000
Shares issued for services	363,000	36	123,384			123,420
Shares issued for intangibles and equipment	6,000,000	600	1,499,400			1,500,000
Share subscriptions				180,000		180,000
Share subscriptions				7,000		7,000
Shares issued for cash	808,000	81	201,919	(202,000)		-
Shares issued for services	100,000	10	11,990			12,000
Shares issued for services	1,000,000	100	119,900			120,000
Development stage net (loss)					(1,713,636)	(1,713,636)
Balances August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	$ (3,352,941)	$ 1,612,035
Shares issued for cash pursuant to an investment agreement	950,980	95	119,905			120,000
Shares issued for cash	200,000	20	49,980			50,000
Shares issued for services	100,000	10	20,990			21,000
Shares issued for commitment fees	1,479,963	148	324,852			325,000
Shares issued for services	12,000	1	2,519			2,520
Shares issued pursuant to 1st Amendment	2,000,000	200	429,800			430,000
Shares issued for services	240,000	24	28,776			28,800
Shares issued for services	250,000	25	24,975			25,000
Shares issued for PPM	400,000	40	99,960			100,000
Certificate #4339 recalled	(1,479,963)	(148)	(324,852)			(325,000)
Shares issued for services	220,000	22	74,778			74,800
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	200,000	20	67,980			68,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	50,000	5	16,995			17,000
Shares issued for services	35,000	4	11,897			11,901
Shares issued for services	100,000	10	33,990			34,000
Shares issued for services	35,000	4	11,896			11,900
Certificate #4339 reissued	1,479,963	148	324,852			325,000
Shares issued to repay loan	151,515	15	19,985			20,000
Development stage net (loss)					(2,244,830)	(2,244,830)
Miscellaneous adjustment		(1)	(1)			(2)
Balances August 31, 2013 (Restated)	93,742,564	$ 9,374	$ 6,329,521	$ -	$ (5,597,771)	$ 741,124
Shares issued to repay loan, interest and fees	110,375	11	9,989			10,000
Shares issued to repay loan, interest and fees	200,000	20	13,580			13,600
Shares issued to repay loan, interest and fees	500,000	50	27,950			28,000
Shares issued for cash pursuant to equity line of credit (LOC)	555,720	56	74,944			75,000
Shares issued to repay loan, interest and fees	300,000	30	20,130			20,160
Shares issued for cash per LOC	250,000	25	26,375			26,400
Shares issued for cash per LOC	300,000	30	30,834			30,864
Shares issued for cash per LOC	300,000	30	32,106			32,136
Outstanding warrant expense			18,094			18,094
Shares issued to repay loan	290,000	29	19,285			19,314
Shares issued for cash per LOC	300,000	30	29,634			29,664
Shares issued for cash per LOC	300,000	30	28,722			28,752
Shares issued to repay loan, interest and fees	300,000	30	18,150			18,180
Shares issued for cash per LOC	332,742	33	29,967			30,000
Shares returned to Treasury pursuant to settlement with Eclipse Advisors, LLC	(700,000)	(70)	(196,805)			(196,875)
Shares issued to repay loan, interest and fees	349,097	35	29,965			30,000
Shares issued to repay loan, interest and fees	310,000	31	15,035			15,066
Shares issued for cash per LOC	500,000	50	41,462			41,512
Shares issued to repay loan, interest and fees	500,741	50	24,286			24,336
Shares issued for cash per LOC	330,235	33	26,967			27,000
Shares issued for cash per LOC	312,500	31	24,969			25,000
Shares issued for cash per LOC	577,741	58	49,942			50,000
Shares issued for cash per LOC	371,645	37	34,963			35,000
Shares issued for cash per LOC	400,000	40	37,976			38,016
Shares issued for cash per LOC	352,936	35	34,965			35,000
Shares issued for cash per settlement	2,000,000	200	299,800			300,000
Shares issued per mediation settlement with St. George Investments	5,000,000	500	649,500			650,000
Shares issued for cash per LOC	320,000	32	32,301			32,333
Shares issued for cash per LOC	310,000	31	27,294			27,325
Shares issued for cash per LOC	310,000	31	25,582			25,613
Shares issued for services	500,000	50	24,950			25,000
Shares issued for cash per LOC	300,000	30	20,245			20,275
Share subscriptions	3,000,000	300	149,700			150,000
Share subscriptions	1,000,000	100	49,900			50,000
Shares issued for cash per LOC	323,950	32	19,970			20,002
Share subscriptions	500,000	50	24,950			25,000
Share subscriptions	500,000	50	24,950			25,000
Outstanding warrant expense	-	-	9,355			9,355
Miscellaneous adjustment	-	1	-			1
Development stage net profit	-	-	-		(2,218,630)	(2,218,630)

Balances August 31, 2014	115,150,246	$ 11,515	$ 8,191,503	$ -	$ (7,816,401)	$ 386,617

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows

			Inception
			(August 7 2008)
	For the Year Ended		through
	August 31	August 31	August 31
	2014	2013 Restated	2014
Cash flows from operating activities:
Net (loss)	$ (2,218,630)	$ (2,244,830)	$ (7,816,401)
Adjustments to reconcile net loss to			-
net cash provided (used) by operating activities:			-
Security Deposit	-	-	(14,000)
Amortization	73,962	529,157	603,119
Depreciation	30,169	33,485	95,535
Director fees issued by shares	-	-	48,000
Change in derivative liability	674,650	350,344	1,024,994
Investor relation fees issued by shares	-	-	180,000
Issuance of stock for services or claims	25,000	-	2,672,140
Allocated share based compensation expense			29,890
Adjustment of Warrants	27,449	-	27,449
Terms of Mediation Settlement	778,125	-	778,125
Interest paid by shares and debt	-	73,323	73,323
Changes in operating assets and liabilities:
Inventory	-	1,000	-
Prepaid Expenses	(593)	-	(593)
Accounts payable and accrued expenses	16,249	5,267	21,516
Net cash flows (used by) operating activities	(593,619)	(1,252,254)	(2,276,903)

Cash flows from investing activities:
Purchase of furniture and equipment	(114,091)	(3,700)	(136,736)
Purchase of intangible assets	(59,704)	(479,388)	(539,092)
Net cash (used by) investing
activities	(173,795)	(483,088)	(675,828)
Cash flows from financing activities:
Proceeds from loans	204,200	351,132	830,022
Repayment on loans	-	(7,487)	(230,022)
Proceeds from shareholders' loan	-		82,256
Payment on shareholders' loan	-	(10,000)	(82,256)
Proceeds from issuance of common stock, net of costs	754,899	1,373,920	2,563,594
Subscriptions received	250,000	-	250,000
Net cash (used by) provided
by financing activities	1,209,099	1,707,565	3,413,594

Net increase (decrease) in cash	441,685	(27,777)	460,863
Cash, beginning of the period	19,178	46,955	-

Cash, end of the period	$ 460,863	$ 19,178	$ 460,863

Supplemental cash flow disclosure:
Interest paid	$ 27,667	$ 72,467	$ 100,133
Taxes paid	$ -	$ -	$ -

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$ -	$ -	$ 1,472,500
Acquisition of equipment by shares	-	-	24,000
	$ -	$ -	$ 1,496,500

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

•

Level 1:  Quoted prices in active markets for identical assets or liabilities.

•

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of August 31, 2013, reflect

Cash:  Level One measurement based on bank reporting.

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the fiscal years ended August 31, 2014, and August 31, 2013, were $120,076 and $91,493 respectively.

Advertising and marketing expenses

Costs for advertising and marketing for the fiscal years ended August 31, 2014and 2013were $9,387 and $7,229respectively.

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

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $6,783,087. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

Recent Accounting Pronouncements

In July of 2013, the Financial Accounting Standards Board (FASB) issuced Accounting Standards Update  (ASU) No. 2013-13,"Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Financial Statements until the Company can reasonably project future income. As such, the Company will disclose the Reserve pertaining to the NOL Carryforward in the Notes to the Financial Statements until such time as the Company is able to present the unrecognized NOL in the statement of financial position.

In April of 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property Plant, and Equipment Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update affect an entity that has a component that is disposed of or held for sale. We are evaluating the inclusion of this information should it apply in the future. This pronouncement will be adopted should it become relevant.

In June of 2014, the FASB issued ASU 2014-10, “Development State Entities Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, The amendments in this Update affect entities that are development stage entities under U.S. GAAP. A development stage entity is defined in the Master Glossary of the Accounting Standards Codification as follows: An entity devoting substantially all of its efforts to establishing a new business and for which either of the following conditions exists:

a.

Planned principal operations have not commenced.

b.

Planned principal operations have commenced, but there has been no significant revenue therefrom.

This update applies to the Company as no significant revenue has been received, although there will be no significant impact on the financial statements since the amendments eliminate the requirements for  development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This amendment will become effective as of December 15, 2014 for the Company, after which the presentation of the financial statements will be revised as noted above.

In August of 2014, the FASB issued ASU 2014-15,”Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Abiltiy to Continue as a Going Concern. The amendments in this Update apply to all entities and will become effective as of the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will implement this Update if substantial doubt is ever raised about the Company’s ability to contine as a going concern within one year after the financial statements are issued or at the date the financial statements are available to be issue when applicable.

The Company is reviewing this standard and its effect upon our disclosures in the financial statements.  The Company does not expect that the adoption of the standard will have a material effect upon the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(7,816,401 as of August 31, 2014.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at August 31, 2014 and August 31, 2013:

	2014	2013
Computers and equipment	$243,880	$132,489
Truck & Trailers	9,400	6,700
Less accumulated depreciation/amortization	(106,576)	(76,407)
Property and equipment, net	$ 146,704	$ 62,782

Note 5 – Asset Purchase

On May 11, 2012, the Company entered into an Asset Purchase Agreement with St. George Investments LLC, an Illinois limited liability company, to acquire certain assets in foreclosure for 6,000,000 common shares.  The assets were formerly owned by Helix Wind, Inc., a Nevada corporation in the same business as the Company.  The assets and agreed prices were:

Tangible Assets
Equipment	$ 23,000
Supplies	$ 1,000
Inventory	$ 1,000
$ 25,000

Intangible Assets
Goodwill	$ 5,000
Intellectual Property (10 patents, 2 trademarks, network
systems, wind turbine monitoring system, URL)	$1,467,500
Restrictive Covenant	$ 2,500
$1,475,000

Note 6 – Related Party Transactions:

A shareholder of the Company advanced $10,000 to the Company in the prior year ended August 31, 2012.  The balance of the loan was paid off as of August 31, 2013. The loan carried no interest, was unsecured, had no maturity date and was payable upon demand.

Note 7 – Intangible Property

Note 8 – Commitments and Contingencies:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium” in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations are concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

2013	$ 63,700
2014	84,000
2015	84,000
$ 231,700

Note 8 - Federal income tax

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $7,816,401, which will expire in 2029 through 2034 if not utilized.

No provision was made for federal income tax, since the Company had an operating loss and has accumulated net operating loss carryforwards.

The Company generated a deferred tax credit of $26,200 through net operating loss carryforward, a decrease of $26,200 in the fiscal year ended August 31, 2014.  The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

During the fiscal year ended August 31, 2011, the Company issued 150,000 shares of common stock to an investor relations firm for services to be provided. The fair value of the common stock on the day it was issued was $1.20 per share. Based on the fair value of the stock on the day of issuance, $180,000 was charged to investor relations expenses.A further 1,000,000 shares were issued to the firm in the fiscal year ended August 31, 2012. The fair value of the common stock on the day it was issued was $0.12 per share. Based on the fair value of the stock on the day of issuance, $120,000 was charged to investor relations expenses.  The contract with the firm was cancelled in August, 2012.

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

On December 1, 2011, the Company issued 24,000 units of securities to an investor at $0.25 per unit for $6,000 cashpursuant to a private placement agreement. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.60 each, expiring July 31, 2014.

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

On May 11, 2012, the Company issued 6,000,000 shares of common stock pursuant to an Asset Purchase Agreement for certain wind turbine assets at the agreed price of $0.25 per share, including intangible assets. The fair market value of the assets was recorded, $1,500,000.

On July 31, 3012, the Company issued 808,000 units of securities at $0.25 per unit for $202,000 cashpursuant to a private placement agreement. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 each, expiring July 31, 2014.

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

On October 10, 2012, the Company entered into a private placement agreement that involved issuing 200,000 units of securities at $0.25 per unit for a total amount of $50,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant expiring March 31, 2014, with an exercise price of $0.50 each.

On December 14, 2012, the Company issued 100,000 shares of common stock for $0.21 per share for consulting services of $21,000.

On December 14, 2012, the Company issued 1,479,963 shares of common stock at $0.22 per share as a commitment fee. The shares were subsequently canceled and have been reissued to the escrow agent until the transaction is quantifiable and completely resolved.

On December 14, 2012, the Company issued 12,000 shares of common stock for $0.21 per share for consulting services of $2,520.

On January 7, 2013, the Company issued 2,000,000 shares of common stock for $0.215 per share pursuant to a restrictive covenant.

On March 12, 2013, the Company issued 240,000 shares of common stock for $0.12 per share for consulting services of $28,800.

On April 5, 2013, the Company issued 250,000 shares of common stock for $0.10 per share for consulting services of $25,000.

On August 16, 2013, the Company issued 151,515 shares of common stock for $19,956 at $0.132 per share pursuant to a convertible note.

On September 16, 2013, the Company issued 110,375 shares of common stock for $10,000 at $0.0906 per share pursuant to a convertible note.

On October 1, 2013, the Company issued 200,000 shares of common stock for $13,600 at $0.06800 per share pursuant to a convertible note.

On October 9, 2013, the Company issued 500,000 shares of common stock for $28,000 at $0.0560 per share pursuant to a convertible note.

On October 16, 2013, the Company issued 555,720 shares of common stock for $74,915 at $0.16870 per share pursuant to an Equity Purchase Agreement.

On November 6, 2013, the Company issued 250,000 shares of common stock for $26,355 at $0.1056 per share pursuant to an Equity Purchase Agreement.

On November 11, 2013, the Company issued 300,000 shares of common stock for $30,819 at $0.10288 per share pursuant to an Equity Purchase Agreement.

On November 14, 2013, the Company issued 300,000 shares of common stock for $20,160 at $0.0672 per share pursuant to a convertible note.

On November 18, 2013, the Company issued 300,000 shares of common stock for $32,091 at $0.1071 per share pursuant to an Equity Purchase Agreement.

On December 2, 2013, the Company issued 290,000 shares of common stock for $19,314 at $0.06660 per share pursuant to a convertible note.

On December 2, 2013, the Company issued 300,000 shares of common stock for $29,619 at $0.09888 per share pursuant to an Equity Purchase Agreement.

On December 9, 2013, the Company issued 300,000 shares of common stock for $28,707 at $0.09584 per share pursuant to an Equity Purchase Agreement.

On January 6, 2014, the Company issued 300,000 shares of common stock for $18,180 at $0.06060 per share pursuant to a convertible note.

On January 9, 2014, the Company issued 332,742 shares of common stock for $29,955 at $0.0902 per share pursuant to an Equity Purchase Agreement.

On January 21, 2014, the Company issued 349,097 shares of common stock for $29,955 at $0.0857 per share pursuant to an Equity Purchase Agreement.

On January 29, 2014, the Company issued 310,000 shares of common stock for $15,066 at $0.0486 per share pursuant to a convertible note.

On February 14, 2014, the Company issued 500,741 shares of common stock for $24,336 at $0.0486 per share pursuant to a convertible note.

On March 3, 2014, the Company issued 330,235 shares of common stock for $26,980 at $0.08176 per share pursuant to an Equity Purchase Agreement.

On March 28, 2014, the Company issued 577,741 shares of common stock for $49,980 at $0.0900 per share pursuant to an Equity Purchase Agreement.

On April 1, 2014, the Company issued 371,645 shares of common stock for $34,980 at $0.0942 per share pursuant to an Equity Purchase Agreement.

On April 9, 2014, the Company issued 400,000 shares of common stock for $37,996 at $0.0950 per share pursuant to an Equity Purchase Agreement.

On April 15, 2014, the Company issued 352,936 shares of common stock for $34,954 at $0.0992 per share pursuant to an Equity Purchase Agreement.

On April 24, 2014, the Company issued 320,000 shares of common stock for $32,277 at $0.1010 per share pursuant to an Equity Purchase Agreement.

On May 7, 2014, the Company issued 310,000 shares of common stock for $27,280 at $0.0880 per share pursuant to an Equity Purchase Agreement.

On May 23, 2014, the Company issued 310,000 shares of common stock for $25,567 at $0.0826 per share pursuant to an Equity Purchase Agreement.

On June 4, 2013, the Company entered into a private placement agreement that involved issuing 400,000 units of securities at $0.25 per unit for $100,000 cash pursuant to a private placement agreement. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants for a total of 800,000 warrants with an exercise price of $0.40 each,expiring July 31, 2015.

On June 9, 2014, the Company issued 300,000 shares of common stock for $20,229 at $0.06758 per share pursuant to an Equity Purchase Agreement.

On June 23, 2014, the Company issued 323,950 shares of common stock for $19,956 at $0.06174 per share pursuant to an Equity Purchase Agreement.

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

On May 30, 2014, the Company issued 500,000 shares of common stock for $0.05 per share for consulting services of $25,000.

On July 7, 2014, the Company entered into a private placement agreement that involved issuing 5,000,000 units of securities at $0.05 per unit for a total amount of cash of $250,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrants for a total of 5,000,000 warrants with an exercise price of $0.30 eachexpiring January 31, 2016.

Note 10 – Warrants

During the fiscal year ended August 31, 2013, the Company entered two private placement agreements with various investors. (Refer to Note 9 – Capital Stock).

Under the private placements, the Company issued 600,000 units of securities for total cash proceeds of $150,000.  One private placement of 200,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 and expiring March 31, 2014. The other private placement of 400,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants with an exercise price of $0.40 and expiring July 31, 2015.

During the fiscal year ended August 31, 2014, the Company entered into four private placement agreements for total cash proceeds of $250,000.  The private placements of 5,000,000 units consist of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.30 and expiring January 31, 2016.

.

The following table is a summary of information about the warrants outstanding at August 31, 2013:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average
Exercise Price
$0.40 $0.18 - $0.30	800,000 Shares \ 1,600,000 Warrants 6,000,000 Shares \ 6,000,000 Warrants	0.73 years 1.27 years	$0.32 $0.28

The following table is a summary of activity of outstanding stock warrants:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2013	1,832,000	0.46
Warrants expired	(1,032,000)	0
Warrants cancelled	-	0
Warrants Granted	6,000,000	0.28
Warrants exercised	-	0
Balance, August 31, 2014	6,800,000	0.29

NOTE 11 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorneys fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase an additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. The foregoing is a summary only and is qualified by reference to the settlement agreement included as an exhibit to this report.

NOTE 12        Subsequent Events

Subsequent Event (unaudited)

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, August 31st, 2014, through the filing of this Annual Report on Form 10-K on December 15th, 2014 and determined that no additional subsequent events have occurred.