Form 10-K/A
period 2014-08-31
SAUER ENERGY, INC.
filed 2014-12-16
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note:

This Amendment No. 1 to this Annual Report on form 10K of Sauer Energy, Inc. is to correct certain errors and omissions on the 10K filed on 12/15/2014, which are corrected on this amendment.

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

ITEM 1.              BUSINESS.

General Development of Business

Organizational History

Business Development:

We (“the Company”) were incorporated on August 19, 2008, in the State of Nevada, under the name BCO Hydrocarbon, Ltd., for the purpose of acquiring, exploring, and if warranted and feasible, developing natural resource assets.  The Company began its business operations by executing a Farm-in Agreement providing the Company with the right to a 50.0% working interest in two Petroleum and Natural Gas Crown leases in Alberta, Canada.  On July 25, 2010 the Company acquired all of the shares of Sauer Energy, Inc., a California corporation, and has since changed its business to that of Sauer Energy, Inc.  On September 17, 2010 our majority shareholder and sole director approved a name change which was officially effected on October 15, 2010, when we became Sauer Energy, Inc., (“SEI”) a Nevada corporation.

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

•

Expansion from domestic to global markets

•

For SENY stock to move to higher trading platform, e.g. NASDAQ, AMEX, etc

Proof of Concept

To validate the performance of the WindCharger, Sauer Energy has conducted extensive wind tunnel tests. The data that was extracted validated the design with regard to efficiency and feasibility, proving that it could successfully produce electricity through wind capture.  This executed quantitative evaluation took place at University of Washington Aeronautical Laboratory, Kirsten Wind Tunnel, in Seattle, Washington.

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

Corporate Expansion

On May 11, 2012, we purchased 100% of the assets of Helix Wind Corporation (“Helix”).  This acquisition was made with SENY common shares.  There was no liability, obligation or debt incurred in the process.  Through the purchase, we enhanced our intellectual property portfolio list with all of Helix’s intellectual property, including issued patents and patents pending, both domestically and internationally.  It is our intention to produce the Helix turbines in-house.  We believe that our business plan will be strengthened and this union will create long term synergy as one company.  The Helix products are expected to produce an additional stream of income for SEI.  With sales in 17 countries, we have reason to believe Helix’s popularity will not wane.  To date, we have received inquiries totaling over $21M for our products, but not all of these inquiries can be expected to result in actual sales.

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

We are now a growth-stage company. Our initial product will be thehelixicalWindRider®for commercial and residential use.  Although we were previously planning to produce the WindRider turbine blades in-house, due to economic feasibility, we have instead decided to use a thermo-forming process for the helixical blades. We have outsourced the production of the blades toTru-Form Plastics, Inc.We plan to assemble and distribute the WindRiderat the Camarillo, CA, facility.

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

Management has secured an Equity Purchase Agreement for up to $1.5 million from Beaufort Capital Partners, LLC and through December 10, 2014, had availed itself of $335,198.58under this agreement.  We will not be able to avail ourselves of further funds under the Equity Purchase Agreement until we file a post-effective amendment to our registration statement related thereto and the same is ordered effective.

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

 We do not have sufficient cash on hand.

As at August 31, 2014, we had $460,863cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $5,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.  During fiscal 2014 we conducted an offering of our common stock under regulation D which, could  yield proceeds of approximately $550,000.00.We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits and may not be able to continue operations.

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

.

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

Not applicable to a small reporting company.

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

ITEM 4.               MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5.  MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

Since August 13, 2009, our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “BCOZ” through October 19, 2010 and the Symbol “SENY”, thereafter.   During the year ended August 31, 2010, there were no trades prior to June 1, 2010. Thereafter our common stock traded was quoted on the Over the Counter Bulletin Board at prices ranging from $0.10 to $1.60. These prices represent interdealer quotations and may not represent actual trades.

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

RESULTS OF OPERATIONS

Fiscal Year 2014 vs. Fiscal Year 2013

Operations    Update 2014 v., 2013

We have not realized any revenue through August 31, 2014.  Our operating expenses decreased to $768,278 for FY 2014 from $1,348,363 in FY 2013 primarily as a result of fees related to FY 2014 expenses in connection with a reclassification of direct costs and legal fees related to patents and trademarks, a reclassification of the settlement of Sauer v. Eclipse whereby about half of the commitment shares were allowed to be sold and 700,000 shares were returned to treasury.  Consulting expenses decreased in FY 2014 to $140.364  from $418,629 in  FY 2013 to due to having proved our concept and devoting resources to calibrating our turbines to harmonize with peripheral components.  These overall decreases in expenses were offset by increases in financing costs and other non-operating expenses resulted in our net loss decreasing to $2,218,630 in FY 2014 from $2,244,830 in FY 2013.  We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2014, was $593,619 which was offset by net proceeds of $1,209,099 from financing activities.  We had $460,863cash on hand at the end of the year ended August 31, 2014.

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

ITEM 9.             CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

The Company changed auditors after its year-end of August 31, 2014, when it filed The Form 8-K on November 5th, 2014:

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

(b) Engagement of MartinelliMick PLLC

On November 5, 2014, the Board of Directors appointed MartinelliMick PLLC (“MM”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years and through November 5, 2014, neither us nor anyone on our behalf consulted MM regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2015.

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

Our directors and officers as of August 31, 2014 and 2013 are:

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

              2012)

10.4

Mediation Settlement with St. George Investments, LLC., Incorporated by reference to the

             Exhibits attached to the Company's Form S-1 filed with the SEC on June 13, 2013.

10.5	Equity Purchase Agreement with Beaufort Ventures PLC ., (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 5/28/2013.

10.6	Registration Rights Agreement with Beaufort Ventures PLC., (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 5/28/2013.

22.1      Subsidiaries of the Registrant. None, Sauer Energy, Inc, a California corporation was dissolved.

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: December 16, 2013	By:	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	December 16, 2013
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	December 16, 2013
Jeff Massey

/s/ ZohrehHashemi	Director	December 16, 2013
ZohrehHashemi

SAUER ENERGY, INC.

(A Development Stage Enterprise Company)

FINANCIAL STATEMENTS

(Audited)

FOR THE PERIOD FROM INCEPTION (AUGUST 7, 2008) TO

FISCAL YEAR END AUGUST 31, 2014

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders of Sauer Energy, Inc.

We have audited the accompanying balance sheets of Sauer Energy, Inc. as of August 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2014 and for the period August 7, 2008 (inception) through August 31, 2014. Sauer Energy, Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sauer Energy, Inc. as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2014 and for the period August 7, 2008 (inception) through August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

Spokane, Washington

December 15, 2014

SAUER ENERGY, INC.
(A Development Stage Enterprise)
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

The Company leases warehouse/office facilities in Camarillo, California, in which the Company develops wind power technology.  A production prototype of a vertical axis wind turbine (“VAWT”) has been developed.  Its compact size is aimed at the small business and home market. The company is focused on plans to manufacture and distribute the product.  In May, 2012, the acquisition of the entire assets of a wind turbine company added two more wind turbine models to the Company, together with patents and a distribution network. During 2013 and 2014, the Company continued to develop its technology.

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

•

The carrying amounts of the Company’s financial instruments as of August 31, 2013, reflect

Cash:  Level One measurement based on bank reporting.

•

Level 2   Loans from Officers and related parties: Level 2 based on promissory notes.

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the fiscal years ended August 31, 2014, and August 31, 2013, were $128,387 and $91,493 respectively.

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

Basic and Diluted Earnings (Loss) Per Share –

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 13) and the conversion of convertible loans (see Note 8).  However their exercise would be anti-dilutive, since the Company is in a loss position, and they are not counted in the calculation of loss per share.  The total common stock equivalents on a fully diluted basis at August 31, 2014 and 2013 were 19,300,000 and 5,200,698, respectively.

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $7,816,401. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements.  The following pronouncement was deemed applicable to our financial statements.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $7,816,401 as of August 31, 2014 and has had no revenues.

In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to raise additional capital through the sale of stock to pursue business development activities.

Note 4 – Property and Equipment

Property and Equipment consisted of the following at August 31, 2014 and August 31, 2013:

	2014	2013
Computers and equipment	$243,880	$132,489
Truck & Trailers	9,400	6,700
Less accumulated depreciation/amortization	(106,576)	(76,407)
Property and equipment, net	$ 146,704	$ 62,782

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.

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

Note 7 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2013.  Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.

           August 31,

       2014          2013

Patents		$ 109,092	$ 49,388
Purchased Patents		1,467,500	1,467,500
Goodwill		5,000	5,000
Restrictive Covenants			432,500
Less Amortization		(170,619) 7017170170170170	(529,157) 552552($ 2,500
	$ 1,425,231	$ 1,410,973	$1,425,231

Note 8 – Convertible Loans and Interest Payable

The Company entered into note agreements and subsequent modifications and settlements on convertible notes.  These notes are convertible into the Company’s common stock and are due usually within one year.  The notes were issued with original issuance discounts of twelve percent which as immediately convertible into common stock and if the note was not repaid in ninety days the zero percent interest rate was replaced with an immediate prepaid interest charge at ten percent with was subject to conversion.  The Conversion terms were both fixed and variable if the trading prices did not meet the fix conversion price.  See the derivative discussion in Note 9 concerning these loans.

          August 31,

       2014          2013

Convertible Loans and Accrued Interest:

St. George Investments, 10% interest prepaid		$ 600,000	$ 285,800
JMJ Investments, 10% interest prepaid		-	138,656
	$ 1,425,231	$ 600,000	$ 424,456

Note 9 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At August 31, 2014 and 2013, the fully convertible shares would be 12,500,000 and 3,368,698 common shares, respectively.

          August 31,

       2014          2013

Derivative Liabilities on Convertible Loans:

St. George Investments		$ 1,025,000	$ 235,898
JMJ Investments		-	114,446
	$ 1,425,231	$ 1,025,000	$ 350,344

Note 10 – Commitments and Contingencies

Rental Agreement:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium” in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations are concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

2015	84,000

Note 11 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $7,800,000, which will expire in 2029 through 2034 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of August 31, 2014 and 2013 recognized net operating losses of approximately $2,200,000 and $2,250,000, respectively.  The total estimated deferred taxes as of August 31, 2014 is $2,730,000.  The net increases for the years ended August 31, 2014 and 2013 are $770,000 and $787,000.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realize

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the financial statements.  For the year ended August 31, 2014 and 2013, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2014 and 2013, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 12 – Capital Stock

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

On October 17, 2011, the Company issued a total of 522,000 shares of restricted common stock to certain consultants as compensation for services. The fair value of the stock was $0.51.  Based on the fair value of the common stock on the day of issuance, $266,220 was charged to consulting expense.

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

On June 4, 2013, the Company entered into a private placement agreement that involved issuing 400,000 units of securities at $0.25 per unit for $100,000 cash pursuant to a private placement agreement. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants for a total of 800,000 warrants with an exercise price of $0.40 each, expiring July 31, 2015.

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

Some of the following disclosures are net of wire fees and expenses.

On October 16, 2013, the Company issued 555,720 shares of common stock for $74,915 at $0.16870 per share pursuant to an Equity Purchase Agreement to repay loan, interest and fees.

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

On July 7, 2014, the Company entered into a private placement agreement that involved issuing 5,000,000 units of securities at $0.05 per unit for a total amount of cash of $250,000. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrants for a total of 5,000,000 warrants with an exercise price of $0.30 each expiring January 31, 2016.

For the year ended August 31, 2014, the Company recognized two equity transactions in warrants which had  a total  Black-Scholes values of $27,449.

Note 13 – Warrants

During the fiscal year ended August 31, 2013, the Company entered two private placement agreements with various investors. (Refer to Note 12 – Capital Stock).

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

During the fiscal year ended August 31, 2014, the Company entered into four private placement agreements for total cash proceeds of $250,000.  The private placements of 5,000,000 units consist of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.30 and expiring January 31, 2016.  The Company also issued 1,000,000 warrants to an investor in consideration of a loan for $50,000.  These warrants had an exercise price of $0.18 and exercise period of one and a half years.

The following table is a summary of information about the warrants outstanding at August 31, 2014:

Shares Underlying Warrants Outstanding
Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average
Exercise Price
$0.40 $0.18 - $0.30	800,000 Shares \ 800,000 Warrants 6,000,000 Shares \ 6,000,000 Warrants	0.73 years 1.27 years	$0.32 $0.28

The following table is a summary of activity of outstanding stock warrants for the years ended August 31, 2014and 2013:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2012	5,357,206	0.58
Warrants expired	(4,525,206)	0.59
Warrants cancelled	-	-
Warrants Granted	1,000,000	0.42
Warrants exercised	-	-
Balance, August 31, 2013	1,832,000	0.46

Warrants expired	(1,032,000)	0.57
Warrants cancelled	-	-
Warrants Granted	6,000,000	0.28
Warrants exercised	-	-
Balance, August 31, 2014	6,800,000	0.29

NOTE 14 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorney fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market.

NOTE 15 – Correction of an Error

The Company acquired patents and other intangible property in 2012.  The originally acquired patents were not given lives and began their amortization.   Also the Company had expense certain legal costs on patents which should have been capitalized into the patents.  The Company had also acquired restrictive covenants of $432,500 which should have been fully amortized in 2013.   The net decrease in the intangible assets was $479,769 as additional expenses.

The Company also had entered into debt agreements which included original issuance discounts on the loans and a delayed prepaid interest charge.  The Company was recognizing these amounts as the underlying debt was converted.  Since the full amount owed of interest and discounts were convertible to shares, the expense should have been recognized in the period it was initially convertible.  The unrecognized interest and discounts in 2013 totaled $80,216.

Also the debt agreements included preferential conversion terms which were not identified as possible derivatives.  It was determined that the agreements were both under the preferential discount on the conversion of the loan balances to common stock.  The fair market value of the possible share conversion terms was $350,344 at August 31, 2013.

For the year ending August 31,2013, these corrections resulted in addition to the net loss of $910,329 and the same increase in the accumulated deficit.  The loss per share was increased by one cent.

NOTE 17 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, August 31st, 2014, through the filing of this Annual Report on Form 10-K on December 15th, 2014 and determined that no additional subsequent events have occurred.