Form 10-Q
period 2014-11-30
SAUER ENERGY, INC.
filed 2015-01-16
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended November 30, 2014

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

        Identification No.)

4670 Calle Carga,Unit A Camarillo, CA 93012

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

Yes     [X]            No   [   ]

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

 Yes  [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 115,150,246 shares of common stock, par value $0.0001 per share, as of January 15, 2014.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Balance Sheets

	November 30	August 31
	2014	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$ 276,026	$ 459,363
Petty Cash	1,500	1,500
Prepaid Expenses	431	593
	277,957	461,456

Property and Equipment, net	132,202	146,704

Other Assets
Intangible Assets	1,392,483	1,410,973
Security Deposit	14,000	14,000
	1,406,483	1,424,973

Total Assets	$ 1,816,642	$ 2,033,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 11,918	$ 21,516
Convertible Loan and Interest Payable	600,000	600,000
Derivative Liability on Convertible Loans	775,000	1,025,000
Total Current Liabilities	1,386,918	1,646,516

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares authorized,
115,150,246 shares issued and outstanding as of
August 31 & November 30, 2014, respectively	11,515	11,515
Additional Paid-In Capital	8,191,503	8,191,503
Accumulated deficit during the development stage	(7,773,294)	(7,816,401)
Total Stockholders' Equity	429,724	386,617

Total Liabilities and Stockholders' Equity	$ 1,816,642	$ 2,033,133

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Operations
(Unaudited)

			Inception
			(August 7 2008)
	For the Quarter Ended		through
	November 30,		November 30,
	2014	2013(Restated)	2014

Revenue	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	28,425	52,091	478,227
Consulting	43,814	24,131	1,397,485
Research & development expense	39,614	23,705	1,081,813
Other general and administrative expenses	95,040	87,278	2,716,149
	206,893	187,205	5,673,674

Loss from operations	(206,893)	(187,205)	(5,673,674)

Other Income (expense)
Settlement expense	-	-	(1,101,685)
Interest and finance	-	(1,667)	(222,935)
Changes in derivative liability	250,000	8,336	(775,000)
	250,000	6,669	(2,099,620)

Income (Loss) before taxes	43,107	(180,536)	(7,773,294)

Provision (credit) for taxes	-	-	-

Net Income (Loss)	$ 43,107	$ (180,536)	$ (7,773,294)

Basic earnings (loss) per common share, basic:	$ 0.00	($0.00)
diluted:	$ 0.00	($0.00)

Weighted average number of common
shares outstanding, basic:	115,150,246	115,150,246
diluted:	127,650,246	115,150,246

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity

For the period from inception (August 7, 2008) to November 30, 2014

Accumulated
Deficit	Total
Common Stock	Additional	during the	Shareholders'
Number of	Paid-In	Share	Development	Equity
Shares	Amount	Capital	Subscriptions	Stage	(Deficit)

Inception: August 7, 2008	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash	500,000	500	12,000	12,500
Recapitalization	(499,675)	(500)	500	-
Development stage net (loss)	(45,541)	(45,541)
Balances August 31, 2008	325	$ -	$ 12,500	(45,541)	(33,041)
Shares issued for cash	138,937,175	13,894	(13,894)	-
Development stage net (loss)	(12,666)	(12,666)
Balances August 31, 2009	138,937,500	$ 13,894	$ (1,394)	$ -	$ (58,207)	$ (45,707)
Shares cancellation	(67,437,500)	(6,744)	6,744	-
Shares subscription for cash	157,200	157,200
Development stage net (loss)	(214,899)	(214,899)
Balances August 31, 2010	71,500,000	$ 7,150	$ 162,550	$ -	$ (273,106)	$ (103,406)
Shares issued for service fee	552,900	55	664,675	664,730
Shares subscriptions for cash	63,910	63,910
Shares issued for cash	3,537,849	354	856,899	857,253
Development stage net (loss)	(1,366,199)	(1,366,199)
Balances August 31, 2011	75,590,749	$ 7,559	$ 1,684,124	$ 63,910	$ (1,639,305)	$ 116,288
Shares subscriptions for cash	334,893	334,893
Shares issued for cash	1,275,357	128	382,473	(382,601)	-	-
Shares issued for services	522,000	52	266,168	266,220
Shares issued for services	200,000	20	102,180	(200)	102,000
Shares issued for services	535,000	53	272,797	272,850
Stock issued for cash	650,000	65	194,935	195,000
Corrected error in stock	1,002	(1,002)	-
Shares issued for cash	24,000	2	5,998	6,000
Shares issued for legal fees @$0.60	125,000	13	74,987	75,000
Shares issued for legal fees	25,000	3	14,997	15,000
Shares issued for services	363,000	36	123,384	123,420
Shares issued for intangibles and equipment	6,000,000	600	1,499,400	1,500,000
Share subscriptions	180,000	180,000
Share subscriptions	7,000	7,000
Shares issued for cash	808,000	81	201,919	(202,000)	-
Shares issued for services	100,000	10	11,990	12,000
Shares issued for services	1,000,000	100	119,900	120,000
Development stage net (loss)	(1,713,636)	(1,713,636)
Balances August 31, 2012	87,218,106	$ 8,722	$ 4,956,254	$ -	$ (3,352,941)	$ 1,612,035
Shares issued for cash pursuant to an investment agreement	950,980	95	119,905	120,000
Shares issued for cash	200,000	20	49,980	50,000
Shares issued for services	100,000	10	20,990	21,000
Shares issued for commitment fees	1,479,963	148	324,852	325,000
Shares issued for services	12,000	1	2,519	2,520
Shares issued pursuant to 1st Amendment	2,000,000	200	429,800	430,000
Shares issued for services	240,000	24	28,776	28,800
Shares issued for services	250,000	25	24,975	25,000
Shares issued for PPM	400,000	40	99,960	100,000
Certificate #4339 recalled	(1,479,963)	(148)	(324,852)	(325,000)
Shares issued for services	220,000	22	74,778	74,800
Shares issued for services	50,000	5	16,995	17,000
Shares issued for services	200,000	20	67,980	68,000
Shares issued for services	50,000	5	16,995	17,000
Shares issued for services	50,000	5	16,995	17,000
Shares issued for services	35,000	4	11,897	11,901
Shares issued for services	100,000	10	33,990	34,000
Shares issued for services	35,000	4	11,896	11,900
Certificate #4339 reissued	1,479,963	148	324,852	325,000
Shares issued to repay loan	151,515	15	19,985	20,000
Development stage net (loss)	(2,244,830)	(2,244,830)
Miscellaneous adjustment	(1)	(1)	(2)
Balances August 31, 2013 (Restated)	93,742,564	$ 9,374	$ 6,329,521	$ -	$ (5,597,771)	$ 741,124
Shares issued to repay loan, interest and fees	110,375	11	9,989	10,000
Shares issued to repay loan, interest and fees	200,000	20	13,580	13,600
Shares issued to repay loan, interest and fees	500,000	50	27,950	28,000
Shares issued for cash pursuant to equity line of credit (LOC)	555,720	56	74,944	75,000
Shares issued to repay loan, interest and fees	300,000	30	20,130	20,160
Shares issued for cash per LOC	250,000	25	26,375	26,400
Shares issued for cash per LOC	300,000	30	30,834	30,864
Shares issued for cash per LOC	300,000	30	32,106	32,136
Outstanding warrant expense	18,094	18,094
Shares issued to repay loan	290,000	29	19,285	19,314
Shares issued for cash per LOC	300,000	30	29,634	29,664
Shares issued for cash per LOC	300,000	30	28,722	28,752
Shares issued to repay loan, interest and fees	300,000	30	18,150	18,180
Shares issued for cash per LOC	332,742	33	29,967	30,000
Shares returned to Treasury pursuant to settlement with Eclipse Advisors, LLC	(700,000)	(70)	(196,805)	(196,875)
Shares issued to repay loan, interest and fees	349,097	35	29,965	30,000
Shares issued to repay loan, interest and fees	310,000	31	15,035	15,066
Shares issued for cash per LOC	500,000	50	41,462	41,512
Shares issued to repay loan, interest and fees	500,741	50	24,286	24,336
Shares issued for cash per LOC	330,235	33	26,967	27,000
Shares issued for cash per LOC	312,500	31	24,969	25,000
Shares issued for cash per LOC	577,741	58	49,942	50,000
Shares issued for cash per LOC	371,645	37	34,963	35,000
Shares issued for cash per LOC	400,000	40	37,976	38,016
Shares issued for cash per LOC	352,936	35	34,965	35,000
Shares issued for cash per settlement	2,000,000	200	299,800	300,000
Shares issued per mediation settlement with St. George Investments	5,000,000	500	649,500	650,000
Shares issued for cash per LOC	320,000	32	32,301	32,333
Shares issued for cash per LOC	310,000	31	27,294	27,325
Shares issued for cash per LOC	310,000	31	25,582	25,613
Shares issued for services	500,000	50	24,950	25,000
Shares issued for cash per LOC	300,000	30	20,245	20,275
Share subscriptions	3,000,000	300	149,700	150,000
Share subscriptions	1,000,000	100	49,900	50,000
Shares issued for cash per LOC	323,950	32	19,970	20,002
Share subscriptions	500,000	50	24,950	25,000
Share subscriptions	500,000	50	24,950	25,000
Outstanding warrant expense	-	-	9,355	9,355
Miscellaneous adjustment	-	1	-	1
Development stage net (loss)	-	-	-	(2,218,630)	(2,218,630)

Balances August 31, 2014	115,150,246	$ 11,515	$ 8,191,503	$ -	$ (7,816,401)	$ 386,617

Development stage net profit	-	-	-	43,107	43,107
Balances November 30, 2014(Unaudited)	115,150,246	$ 11,515	$ 8,191,503	$ -	$ (7,773,294)	$ 429,724

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)
			Inception
			(August 7 2008)
	For the Quarter Ended		through
	November 30,	November 30,	November 30,
	2014	2013 (Restated)	2014
Cash flows from operating activities:
Net Income (loss)	$ 43,107	$ (180,536)	$(7,773,294)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Security Deposit	-	-	(14,000)
Amortization	18,490	18,490	621,610
Depreciation	14,502	5,638	121,078
Director fees issued by shares	-	-	48,000
Change in derivative liability	(250,000)	(8,336)	775,000
Investor relation fees issued by shares	-	-	180,000
Issuance of stock for services or claims	-	-	2,672,140
Allocated share based compensation expense	-	-	29,890
Adjustment of Warrants	-	18,094	27,449
Terms of Mediation Settlement	-	-	778,125
Interest paid by shares and debt	-	-	73,324
Changes in operating assets and liabilities:
Inventory	-	-	-
Prepaid Expenses	161	-	(431)
Accounts payable and accrued expenses	(9,597)	2,189	11,918
Net cash flows (used by) operating activities	(183,337)	(144,461)	(2,449,191)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-	(147,785)
Purchase of intangible assets	-	-	(539,092)
Net cash (used by) investing activities	-	-	(686,877)
Cash flows from financing activities:
Proceeds from loans	-	-	830,022
Repayment on loans	-	(60,130)	(230,022)
Proceeds from shareholders' loan	-	-	82,256
Payment on shareholders' loan	-	-	(82,256)
Proceeds from issuance of common stock, net of costs	-	224,530	2,563,594
Subscriptions received	-	-	250,000
Net cash (used by) provided by financing activities	-	164,400	3,413,594
Net increase (decrease) in cash	(183,337)	19,939	277,526
Cash, beginning of the period	460,863	19,178	-
Cash, end of the period	$ 277,526	$ 39,117	$ 277,526

Supplemental cash flow disclosure:
Interest paid	$ -	$ 1,667
Taxes paid	$ -	$ -

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$ -	$ -
Acquisition of equipment by shares	-	-
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

 (A Development Stage Enterprise)

Notes to the Financial Statements

November 30, 2014

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended November 30, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2014, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the threemonth period ended November 30, 2014 are not necessarily indicative of results for the entire year ending August 31, 2015.

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

The Company’s fiscal year-end is August 31.

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

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

The carrying amounts of the Company’s financial instruments as of November 30, 2014 reflect:

- Cash: Level One measurement based on bank reporting.

- Loan receivable and loans from Officers and related parties: Level 2 based on promissory notes.

- Derivative liability: Level two measurement based upon the relative fair market value of the Company’s free trading common stock.

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the three months ended November 30, 2014and November 30, 2013, was  $39,614 and $23,705  respectively.

Advertising - Advertising and marketing expenses for the three months ended November 30, 2014 and November 30, 2013 was $4,433 and $1,488 respectively.

Basic and Diluted Earnings (Loss) Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 10) and the conversion of convertible loans (see Note 7).  For the three months ended November 30, 2014, the warrants would not have been exercised since they are priced significantly higher than the market value of the Company’s trading common stock, while the convertible loans would likely be converted due to the discount that would be applied to the market price. As of November 30, 2014, the 12,500,000possible shares under the convertible loan would be considered dilutive.  Alternatively, for the three months ended November 30, 2013, the exercise of warrants or conversions would be anti-dilutive since the Company was in a loss position, and they are not counted in the calculation of loss per share. The total common stock equivalents on a fully diluted basis if all outstanding agreements were exercised at November 30, 2014 and 2013 were 19,300,000 and 7,175,879 shares, respectively.

Development Stage Company - The Company is considered a development stage company, with no operating revenues during the periods presented, as defined by FASB Accounting Standards Codification ASC 915. ACS 915 requires companies to report their operations, shareholders’ deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 7, 2008. Since inception, the Company has incurred an operating loss of $7,773,294. The Company’s working capital has been generated through advances from the principal of the Company and solicitation of subscriptions. Management has provided financial data since August 7, 2008 in the financial statements, as a means to provide readers of the Company’s financial information to be able to make informed investment decisions.

Recent Accounting Pronouncements—Management has considered all recent accounting pronouncements.  The following pronouncement was deemed applicable to our financial statements.

In July of 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-13,"Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Financial Statements until the Company can reasonably project future income. As such, the Company will disclose the Reserve pertaining to the NOL Carryforward in the Notes to the Financial Statements until such time as the Company is able to present the unrecognized NOL in the statement of financial position.

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

In June of 2014, the FASB issued ASU 2014-10, “Development State Entities Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, the amendments in this Update affect entities that are development stage entities under U.S. GAAP. A development stage entity is defined in the Master Glossary of the Accounting Standards Codification as follows: An entity devoting substantially all of its efforts to establishing anew business and for which either of the following conditions exists:

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

In August of 2014, the FASB issued ASU 2014-15,”Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update apply to all entities and will become effective as of the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will implement this Update if substantial doubt is ever raised about the Company’s ability to continue as a going concern within one year after the financial statements are issued or at the date the financial statements are available to be issue when applicable.

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. For the three months ended November 30, 2014, we recognized $0 in share based expense due to the issuance of common stock warrants.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $7,773,294as of November 30, 2014, and has no revenues.

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

Note 3 – Property and Equipment

Property and Equipment consisted of the following at November 30, 2014 and August 31, 2014	November 30, 2014	August 31, 2014
Computer and equipment & truck	$ 253,280	$ 253,280
Less: Accumulated depreciation/amortization	(121,078)	(106,576)
Property and equipment, net	$ 132,202	$ 146,704

Note 4 – Asset Purchase

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

Note 5 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2013.  Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.  The balances as of  November 30, 2014 and  August 31, 2014 are as follows:

	November 30, 2014	August 31,2014
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(189,109)	(170,619)
	$ 1,392,483	$ 1,410,973

Note 6 – Convertible Loans and Interest Payable

The Company entered into note agreements and subsequent modifications and settlements on convertible notes.  These notes are convertible into the Company’s common stock and are due usually within one year.  The notes were issued with original issuance discounts of twelve percent which as immediately convertible into common stock and if the note was not repaid in ninety days the zero percent interest rate was replaced with an immediate prepaid interest charge at ten percent with was subject to conversion.  The Conversion terms were both fixed and variable if the trading prices did not meet the fix conversion price.  See the derivative discussion in Note 7 concerning these loans.

	November 30, 2014	August 31,2014
Convertible Loans and Accrued Interest:
St. George Investments, 10% interest prepaid	$ 600,000	$ 275,800
JMJ Investments, 10% interest prepaid	-	76,896
	$ 600,000	$ 352,696

Note 7 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At November 30, 2014 and 2013, the fully convertible shares would be 12,500,000 and 5,343,879 common shares, respectively.

	November 30, 2014	August 31,2014
Derivative Liabilities on Convertible Loans:
St. George Investments	$ 775,000	$ 267,442
JMJ Investments	-	74,566
	$ 775,000	$ 342,008

Note 8 – Commitments and Contingencies

Rental Agreement:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium” in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations are concentrated at the site.

Lease Commitments – as of November 30, 2014 for the following five fiscal years:

Fiscal year ended August 31, 2015                             $  63,000

Note 9– Federal Income Taxes

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $7,773,000, which will expire in 2028 through 2034 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company incurred net income of $43,107 for the three months ended November 30, 2014. Although the company has no revenue, the net income was the result of the change in the derivative liability on convertible loans. The Company has net operating losses carried forward of approximately $7,773,000 for tax purposes which will expire in 2028 through 2034if not utilized.

No provision was made for federal income tax, since the Company had an overall net operating loss and has accumulated net operating loss carryforwards.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the financial statements.  For the year ended August 31, 2014 and 2013, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2014, and 2013, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal yearend or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 10 – Capital Stock

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

For the year ended August 31, 2014, the Company recognized two equity transactions in warrants which hada totalBlack-Scholes value of $27,449.

Note 11 – Warrants

During the fiscal year ended August 31, 2013, the Company entered two private placement agreements with various investors. (Refer to Note 10–Capital Stock).

Under the private placements, the Company issued 600,000 units of securities for total cash proceeds of $150,000. One private placement of 200,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 and expires on March 31, 2014. The other private placement of 400,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants with an exercise price of $0.40 and expiring July 31, 2015.

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

During the three months ended November 30, 2014, the Company did not issue any additional warrants or other convertible securities.

The following table is a summary of information about the outstanding stock warrants as ofNovember 30, 2014:

Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average	Exercise Price
$0.40 $0.18 - $0.30	800,000 Shares \ 800,000 Warrants 6,000,000 Shares \ 6,000,000 Warrants	0.53 years 1.02 years	$0.32 $0.28

The following table is a summary of activity of outstanding stock warrants for the three months ended November 30, 2014:Activity	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2014	6,800,000	$0.29
Warrants expired	-	-
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, November 30, 2014	6,800,000	$0.29

NOTE 12 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

St. George Investment Settlement:

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

As of November 30, 2014, the Company still owed St. George $600,000. See Note 14.

NOTE 13 – Correction of an Error

The Company acquired patents and other intangible property in 2012.  The originally acquired patents were not given lives nor did they begin their amortization.   Also the Company had expensed certain legal costs on patents which should have been capitalized into the patents.  The Company had also acquired restrictive covenants of $432,500 which should have been fully amortized in 2013. The unrecognized amortization for the intangible assets for the three months ending November 30, 2013 was $18,491.

The Company also had entered into debt agreements which included original issuance discounts on the loans and a delayed prepaid interest charge.  The Company was recognizing these amounts as the underlying debt was converted.  Since the full amount owed of interest and discounts were convertible to shares, the expense should have been recognized in the period it was initially convertible.  Accordingly, interest was overstated by $12,864 for the three months ending November 30, 2013.

Also the debt agreements included preferential conversion terms which were not identified as possible derivatives.  It was determined that the agreements were both under the preferential discount on the conversion of the loan balances to common stock.  The fair market value of the possible share conversion terms for the three months ending November 30, 2013 was $342,008, for an increase in other income of $8.337.

For the three months ending November 30, 2013, these corrections resulted in an increase of $2,710to the net loss of $180,535 for a restated net loss of $183,245 and the same increase to the accumulated deficit, and no effect upon the loss per share for the quarter.

NOTE 14 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, November 30th, 2014, through the filing of this Quarterly Report on Form 10-Q on January 15th, 2015 and determined that only the following additional subsequent event has occurred:

Conversion of Settlement Debt—In early January 2015, St. Georges Investments elected to convert $30,000 of the loan balance in to the Company’s common stock.  On January 5th, the Company authorized 698,324 shares of common stock to be issued in exchange for cancellation of $30,000 of the convertible loan.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2014 v. three months ended November 30, 2013

We have not realized any revenue through November 30, 2014, however the net income reported for the three months ended November 30, 2014 pertains to Other Income and is the result of the change of Derivative Liabilities on Convertible Loans.  Our operating expenses increased to $206,893 for the three months ending November 30, 2014 from $187,205 for the three months ending November 30, 2013due to having proved our concept and devoting resources to calibrating our turbines to harmonize with peripheral components. Consulting expenses increased to $43,814for the three months ended November 30, 2014from $24,131for the three months ended November 30,

2013.These overall increases in expenses were offset by decreases in financing costs and other non-operating expenses resulted in our net income of  $43,107 for the three months ended November 30, 2014 as compared to the net loss of $180,536 or the three months ended November 30, 2013.We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended November 30, 2014, was $183,337. There were no net cash flows used in investing or financing activities for the three months ended November 30, 2014. We had cash resources of $277,526 at November 30, 2014, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on May 7, 2013, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.

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

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our November 30, 2014 Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2014.  Based on that evaluation, our Chief Executive Officer has concluded that as of November 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of November 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2014, and the quarter ended November 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

•

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2014, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2014.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds areavailable to us. Although there is substantial uncertainty in any such estimate, we anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorney’s fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase an additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. The foregoing is a summary only and is qualified by reference to the settlement agreement included as an exhibit to the Company’s Form 10-K for the year ended August 31, 2014.

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

Date: January16, 2015

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)