Form 10-Q
period 2015-02-28
SAUER ENERGY, INC.
filed 2015-04-14
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended February 28, 2015,

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

        Identification No.)

4670 Calle Carga, Unit A Camarillo, CA 93012

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

 Yes  [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 118,845,812shares of common stock, par value $0.0001 per share, as of April 10, 2015.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY
Condensed Balance Sheet

	February 28,	August 31,
	2015	2014

ASSETS	(Unaudited)
Current Assets
Cash	$ 36,676	$ 460,863
Prepaid Expenses	612	593
	37,288	461,456

Property and Equipment, net	121,036	146,704

Other Assets
Intangible Assets	1,373,992	1,410,973
Security Deposit	14,000	14,000
	1,387,992	1,424,973

Total Assets	$ 1,546,316	$ 2,033,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Liabilities	$ 5,820	$ 21,516
Loan Payable	500,000	600,000
Derivative Liability	333,333	1,025,000
Total Current Liabilities	839,153	1,646,516

Commitments & Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
115,150,246 shares on August 31, 2014
117,515,236 shares on February 28, 2015	11,752	11,515
Additional Paid-In Capital	8,291,266	8,191,503
Accumulated deficit	(7,595,855)	(7,816,401)
Total Stockholders' Equity	707,163	386,617

Total Liabilities and Stockholders' Equity	$ 1,546,316	$ 2,033,133

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
(Unaudited)

	For the three months ended		For the six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
		(Restated)		(Restated)
Revenue	-	-	-	-

General and Administrative Expenses:
Professional Fees	$ 20,347	$ 39,608	$ 48,772	$ 91,699
Consulting	30,000	28,072	73,814	52,203
Research & Development Expense	94,081	29,328	133,695	53,033
Other General and Administrative Expenses	119,799	70,258	214,840	157,535
	264,227	167,266	471,121	354,470

Loss from Operations	(264,227)	(167,266)	(471,121)	(354,470)

Other Income (Expense)
Settlement Expense	-	(127,485)	-	(127,485)
Interest and Financing	-	-	-	(1,667)
Commitment Fees	-	325,000	-	325,000
Changes in Derivative Liability	441,667	43,225	691,667	51,561
	441,667	240,740	691,667	247,409

Income (Loss) before taxes	177,440	73,474	220,546	(107,061)

Provision (credit) for taxes	-	-	-	-

Net Income (Loss)	$ 177,440	$ 73,474	$ 220,546	$ (107,061)

Basic earnings (loss) per common share,
basic:	$ -	$ -	$ -	$ -
Basic earnings (loss) per common share,
diluted:	$ -	$ -	$ -	$ -
Weighted average number of common
shares outstanding, basic	116,005,571	97,507,653	115,575,546	96,094,266

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Stockholders' Equity

						Total
	Common Stock		Additional		Accumulated	Shareholders'
	Number of		Paid-In	Share	Deficit	Equity
	Shares	Amount	Capital	Subscriptions		(Deficit)

Balances August 31, 2013 (Restated)	93,742,564	$ 9,374	$6,329,521	$ -	$(5,597,771)	$ 741,124
Shares issued to repay loan, interest and fees	110,375	11	9,989			10,000
Shares issued to repay loan, interest and fees	200,000	20	13,580			13,600
Shares issued to repay loan, interest and fees	500,000	50	27,950			28,000
Shares issued for cash pursuant to equity line of credit (LOC)	555,720	56	74,944			75,000
Shares issued to repay loan, interest and fees	300,000	30	20,130			20,160
Shares issued for cash per LOC	250,000	25	26,375			26,400
Shares issued for cash per LOC	300,000	30	30,834			30,864
Shares issued for cash per LOC	300,000	30	32,106			32,136
Outstanding warrant expense			18,094			18,094
Shares issued to repay loan	290,000	29	19,285			19,314
Shares issued for cash per LOC	300,000	30	29,634			29,664
Shares issued for cash per LOC	300,000	30	28,722			28,752
Shares issued to repay loan, interest and fees	300,000	30	18,150			18,180
Shares issued for cash per LOC	332,742	33	29,967			30,000
Shares returned to Treasury pursuant to settlement with Eclipse Advisors, LLC	(700,000)	(70)	(196,805)			(196,875)
Shares issued to repay loan, interest and fees	349,097	35	29,965			30,000
Shares issued to repay loan, interest and fees	310,000	31	15,035			15,066
Shares issued for cash per LOC	500,000	50	41,462			41,512
Shares issued to repay loan, interest and fees	500,741	50	24,286			24,336
Shares issued for cash per LOC	330,235	33	26,967			27,000
Shares issued for cash per LOC	312,500	31	24,969			25,000
Shares issued for cash per LOC	577,741	58	49,942			50,000
Shares issued for cash per LOC	371,645	37	34,963			35,000
Shares issued for cash per LOC	400,000	40	37,976			38,016
Shares issued for cash per LOC	352,936	35	34,965			35,000
Shares issued for cash per settlement	2,000,000	200	299,800			300,000
Shares issued per mediation settlement with St. George Investments	5,000,000	500	649,500			650,000
Shares issued for cash per LOC	320,000	32	32,301			32,333
Shares issued for cash per LOC	310,000	31	27,294			27,325
Shares issued for cash per LOC	310,000	31	25,582			25,613
Shares issued for services	500,000	50	24,950			25,000
Shares issued for cash per LOC	300,000	30	20,245			20,275
Share subscriptions	3,000,000	300	149,700			150,000
Share subscriptions	1,000,000	100	49,900			50,000
Shares issued for cash per LOC	323,950	32	19,970			20,002
Share subscriptions	500,000	50	24,950			25,000
Share subscriptions	500,000	50	24,950			25,000
Outstanding warrant expense	-	-	9,355			9,355
Miscellaneous adjustment	-	1	-			1
Net Loss	-	-	-		(2,218,630)	(2,218,630)

Balances August 31, 2014 (Restated)	115,150,246	$ 11,515	$8,191,503	$ -	$(7,816,401)	$ 386,617

Shares issued per convertible note	698,324	70	29,930			30,000
Shares issued per convertible note	476,190	48	19,952			20,000
Shares issued per convertible note	714,286	71	29,929			30,000
Shares issued per convertible note	476,190	48	19,952			20,000
Net Income					220,546	220,546
Balances for the six months ended February 28, 2015 (Unaudited)	117,515,236	$ 11,752	$8,291,266	$ -	$(7,595,855)	$ 707,163

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
(Unaudited)

	For the six months ended
	February 28,	February 28,
	2015	2014
Cash flows from operating activities:
Net Income (loss)	$ 220,545	$ (107,061)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	36,981	36,981
Depreciation	29,243	11,276
Change in derivative liability	(691,667)	(51,561)
Allocated share based compensation expense	-	18,094
Terms of mediation settlement	-	128,125
Changes in operating assets and liabilities:
Prepaid Expenses	(20)	-
Accounts payable and accrued expenses	(15,695)	(3,401)
Net cash flows provided (used) by operating activities	(420,613)	32,453

Cash flows from investing activities:
Purchase of furniture and equipment	(3,574)
Net cash used by investing activities	(3,574)	-
Cash flows from financing activities:
Repayment on loan	(100,000)	(120,000)
Proceeds from issuance of common stock, net of costs	100,000	146,328
Receivable for issuance of common stock		(27,000)
Net cash used by financing activities	-	(672)

Net increase (decrease) in cash	(424,187)	31,781
Cash, beginning of the period	460,863	19,178

Cash, end of the period	$ 36,676	$ 50,959

Supplemental cash flow disclosure:
Interest paid	$ -	$ 1,667
Taxes paid	$ 800	$ 1,732

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$ -	$ -
Acquisition of equipment by shares	-	-
	$ -	$ -

Sauer Energy, Inc.

Notes to the Financial Statements

February 28, 2015

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended February 28, 2015, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2014, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the threemonth period ended February 28, 2015, are not necessarily indicative of results for the entire year ending August 31, 2015.

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

The carrying amounts of the Company’s financial instruments as of February 28, 2015, reflect:

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

All taxes have been filed since inception and no taxes or penalties are assessed or owed.

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the sixmonths ended February 28, 2015, and February 28, 2014, was$133,695and $53,033 respectively.

Advertising - Advertising and marketing expenses for the sixmonths ended February 28, 2015, and February 28, 2014,was $10,613and $2,776 respectively.

Basic and Diluted Earnings (Loss) Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 9) and the conversion of convertible loans (see Note 6).  For the three months ended February 28, 2015, the warrants would not have been exercised since they are priced significantly higher than the market value of the Company’s trading common stock, while the convertible loans would likely be converted due to the discount that would be applied to the market price. As of February 28, 2015, 11,904,762possible shares under the convertible loan would be considered dilutive.  Alternatively, for the three months ended February 28, 2014,the exercise of warrants or conversions would be anti-dilutive since the Company was in a loss position, and they are not counted in the calculation of loss per share. The total common stock equivalents on a fully diluted basis if all outstanding agreements were exercised at February 28, 2015, and 2014 were 18,704,762and 7,175,879 shares, respectively.

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

a.Planned principal operations have not commenced.

b.Planned principal operations have commenced, but there has been no significant revenue therefrom.

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

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, orTopic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. For the three months ended February 28, 2015, we recognized $0 in share based expense due to the issuance of common stock warrants.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $7,595,855as of February 28, 2015, and has no revenues.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company.  This would have a material adverse effect on the Company and raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to raise additional capital through the sale of stock to pursue business development activities.

Note 3 – Property and Equipment

Property and Equipment consisted of the following at February 28, 2015 and August 31, 2014	February 28, 2015	August 31, 2014
Computer & equipment & truck	$ 256,855	$ 253,280
Less: Accumulated depreciation/amortization	(135,819)	(106,576)
Property and equipment, net	$ 121,036	$ 146,704

Note 4 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2013.  Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.  The balances as of  February 28, 2015, and  August 31, 2014 are as follows:

	February 28, 2015	August 31,2014
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(207,600)	(170,619)
	$ 1,373,992	$ 1,410,973

Note 5 – Convertible Loans and Interest Payable

The Company entered into note agreements and subsequent modifications and settlements on convertible notes.  These notes are convertible into the Company’s common stock and are due usually within one year.  The notes were issued with original issuance discounts of twelve percent which was immediately convertible into common stock and if the note was not repaid in ninety days the zero percent interest rate was replaced with an immediate prepaid interest charge at ten percent with was subject to conversion.  The Conversion terms were both fixed and variable if the trading prices did not meet the fix conversion price.  See the derivative discussion in Note 6 concerning these loans.

	February 28, 2015	August 31,2014
Convertible Loans and Accrued Interest:
St. George Investments	$ 500,000	$ 600,000
St. George Investments, 10% interest prepaid	-
JMJ Investments, 10% interest prepaid
	$ 500,000	$ 600,000

Note 6 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At February 28, 2015 and 2014, the fully convertible shares would be 11,904,762 and 4,596,667 common shares, respectively.

	February 28, 2015	February 28,2014
Derivative Liabilities on Convertible Loans:
St. George Investments	$ 333,333	$ 183,867
	$ 333,333	$ 183,86

Note 7 – Commitments and Contingencies

Rental Agreement:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium” in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations are concentrated at the site.

Lease Commitments – as of February 28, 2015,remaining for the fiscal year:

Fiscal year endedAugust 31, 2015                             $  42,000

Note 8– Federal Income Taxes

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $7,595,855, which will expire in 2028 through 2034 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company incurred net income of $177,440 for the three months ended February 28, 2015. Although the company has no revenue, the net income was the result of the change in the derivative liability on convertible loans. The Company has net operating losses carried forward of approximately $7,595,855for tax purposes which will expire in 2028 through 2034, if not utilized.

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

Note 9 – Capital Stock

The Company engaged in the following stock transactions for the period beginning after August 31, 2013:

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

On January 7, 2015, the Company issued 698,324 shares of common stock for $30,000 at $0.04296 per share pursuant to a convertible note.

On January 29, 2015, the Company issued 476,190 shares of common stock for $20,000 at $0.042 per share pursuant to a convertible note.

On February 11, 2015, the Company issued 714,286 shares of common stock for $30,000 at $0.042 per share pursuant to a convertible note.

On February 24, 2015, the Company issued 476,190 shares of common stock for $20,000 at $0.042 per share pursuant to a convertible note.

For the year ended August 31, 2014, the Company recognized two equity transactions in warrants which hada totalBlack-Scholes value of $27,449.

Note 10 – Warrants

A private placement of 400,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants with an exercise price of $0.40 and expiring July 31, 2015.

During the fiscal year ended August 31, 2014, the Company entered into four private placement agreements for total cash proceeds of $250,000.  The private placements of 5,000,000 units consist of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.30 and expiring January 31, 2016.  The Company also issued 1,000,000 warrants to an investor in consideration of a loan for $50,000.  These warrants had an exercise price of $0.18 and expired on March 20, 2015.

During the three months ended February 28, 2015, the Company did not issue any additional warrants or other convertible securities.

The following table is a summary of information about the outstanding stock warrants as of February 28, 2015:

Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average	Exercise Price
$0.40 $0.30 $0.18	800,000 Shares \ 800,000 Warrants 5,000,000 Shares \5,000,000 Warrants 1,000,000 Warrants	5.0months 11.1.months 7.0 months	$0.40 $0.30 $0.18

The following table is a summary of activity of outstanding stock warrants for the three months ended February 28, 2015:Activity	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2014	6,800,000	$0.29
Warrants expired	-	-
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, February 28, 2015	6,800,000	$0.29

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

As of February 28, 2015, the Company still owed St. George $500,000. See Note 14.

NOTE 12 – Correction of an Error

The Company had previously entered into debt agreements, which included original issue discounts, in delayed prepaid interest, which were not recognized as part of derivative financial instrument.  The Company also had previously acquired intangible property and had not assigned lives nor began amortization as appropriate.

The difference in the income for the three months February 28, 2014, is an increase of $41,760, and for the six months a difference of $45,470 decrease of the net loss.  These changes represent the net corrections to derivative valuation expense and interest expense, and amortization of patent costs for these time periods.  For the six months ended, the increase of $45,470, decreased accumulated deficit and decreased current year loss by the same amount and had no effect on periods after August 31, 2014.  It had no effect upon the earnings per share for the period then ended.

NOTE 13 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, February 28, 2015, through the filing of this QuarterlyReport on Form 10-Q on April 14, 2015 and determined that only the following additional subsequent event has occurred:

Conversion of Settlement Debt— On March 5, 2015, the Company authorized 636,132 shares of common stock to be issued in exchange for cancellation of $25,000 of the convertible loan.  On March 19, 2015, the Company authorized 694,444 shares of common stock to be issued in exchange for cancellation of $25,000 of the convertible loan.

As of February 27, 2015, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registrant’s Current Report on Form 8-K dated March 17, 2015 and the Registrant’s Registration Statement on Form S-1 Number 333-202819 and the following summary is qualified in its entirety by reference to such exhibits.

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

RESULTS OF OPERATIONS

Six months ended February 28, 2015 v. six months ended February 28, 2014

We have not realized any revenue through February 28, 2015, however the net income reported for the six months ended February 28, 2015, includes $691,667 of Other Income and is the result of the change of Derivative Liabilities on Convertible Loan.  Our operating expenses increased to $471,121 for the six months endingFebruary 28, 2015,from $354,470for the six months endingFebruary 28, 2014, due to having proved our concept and devoting resources to calibrating our turbines to harmonize with peripheral components.Consulting expenses increasedto $73,814for the six months ended February 28, 2015,from $52,203for the six months ended February 28, 2014,.These overall increases in expenses were offset by decreases in financing costs and other non-operating expenses resulted in our net income of  $220,545 for the six months ended February 28, 2015,as compared to the net loss of $107,061for the six months ended February 28, 2014.We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six months ended February 28, 2015, was $420,613. There was $3,574 used in investing activities and no net cash flows used in financing activities for thesix months ended February 28, 2015. We had cash resources of $36,676 at February 28, 2015, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on February 27, 2015, we have entered into an Equity PurchaseAgreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.

As of February 27, 2015, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registrant’s Current Report on Form 8-K dated March 17, 2015 and the Registrant’s Registration Statement on Form S-1 Number 333-202819, filed on March 17, 2015, and the following summary is qualified in its entirety by reference to such exhibits.

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BCPLLC, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BVPLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BCPLLC.  BCPLLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant on March 17, 2015.

This is not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our February 28, 2015, Quarterly Report onForm 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2015.  Based on that evaluation, our Chief Executive Officer has concluded that as of February 28, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of February 28, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2014, and the quarter ended February 28, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of February 28, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:April 14, 2015

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)