Form 10-Q
period 2015-05-31
SAUER ENERGY, INC.
filed 2015-07-14
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended May 31, 2015,

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

                 Identification  No.)

4670 Calle Carga, Unit A, Camarillo, CA 93012

                                                (Address of principal executive offices)

                                                                 888-829-8748

                                               (Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No [o]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       [X]          No [o]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer [o]  Accelerated filer [o]  Non-accelerated Filer [o]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [o]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,082,945 shares of common stock, par value $0.0001 per share, as of July 10, 2015.

SAUER ENERGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY
Condensed Balance Sheet

	May 31,	August 31,
	2015	2014

ASSETS	(Unaudited)
Current Assets
Cash	$27,068	$460,863
Prepaid Expenses	-	593
Total Current Assets	27,068	461,456

Property and Equipment, net	117,487	146,704

Other Assets
Intangible Assets	1,355,502	1,410,973
Security Deposit	14,000	14,000
Total Other Assets	1,369,502	1,424,973

Total Assets	$1,514,057	$2,033,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Liabilities	$4,932	$21,516
Loan Payable	375,000	600,000
Derivative Liability	406,250	1,025,000
Total Current Liabilities	786,182	1,646,516

Commitments & Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares; issued and outstanding
115,150,246 shares on August 31, 2014
130,359,505 shares on May 31, 2015	13,036	11,515
Additional Paid-In Capital	8,888,172	8,191,503
Shares to be issued	25,000	-
Accumulated deficit	(8,198,333)	(7,816,401)
Total Stockholders' Equity	727,875	386,617

Total Liabilities and Stockholders' Equity	$1,514,057	$2,033,133

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	May 31	May 31	May 31	May 31
	2015	2014	2015	2014
		(Restated)		(Restated)
General and Administrative Expenses:
Professional Fees	$46,060	$42,224	$94,832	$133,922
Consulting	155,920	49,375	229,734	101,578
Research & Development Expense	161,579	31,435	295,274	84,469
Other General and Administrative Expenses	106,198	93,209	321,038	250,745
Total Operating Expenses	469,757	216,243	940,878	570,714

Loss from Operations	(469,756)	(216,243)	(940,878)	(570,714)

Other Income (Expense)
Settlement Expense	-	(974,200)	-	(1,101,685)
Interest and Financing	(59,805)	-	(59,805)	(1,667)
Commitment Fees	-	-	-	325,000
Changes in Derivative Liability	(72,917)	(101,217)	618,750	(49,655)
Total Other Income (Expense)	(132,722)	(1,075,417)	558,945	(828,007)

Loss before taxes	(602,479)	(1,291,660)	(381,933)	(1,398,721)

Provision credit for income taxes	-	-	-	-

Net Loss	$(602,479)	$(1,291,660)	$(381,933)	$(1,398,721)

Basic earnings (loss) per common share,
Basic and diluted:	$(0.0)	$(0.01)	$(0.0)	$(0.01)

Weighted average number of common
shares outstanding, basic	122,118,859	103,765,349	117,780,618	98,679,393

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Stockholders' Equity

For the period from August 31, 2013 to May 31, 2015

					Accumulated
					Deficit	Total
	Common Stock			Additional	during the	Shareholders'
	Number of		Shares to be	Paid-In	Development	Equity
	Shares	Amount	Issued	Capital	Stage	(Deficit)

Balances August 31, 2013	93,742,564	$ 9,374		$ 6,329,521	$ (5,597,771)	$ 741,124
Shares issued to repay loan, interest and fees	110,375	11		9,989		10,000
Shares issued to repay loan, interest and fees	200,000	20		13,580		13,600
Shares issued to repay loan, interest and fees	500,000	50		27,950		28,000
Shares issued for cash pursuant to equity line of credit (LOC)	555,720	56		74,944		75,000
Shares issued to repay loan, interest and fees	300,000	30		20,130		20,160
Shares issued for cash per LOC	250,000	25		26,375		26,400
Shares issued for cash per LOC	300,000	30		30,834		30,864
Shares issued for cash per LOC	300,000	30		32,106		32,136
Outstanding warrant expense				18,094		18,094
Shares issued to repay loan	290,000	29		19,285		19,314
Shares issued for cash per LOC	300,000	30		29,634		29,664
Shares issued for cash per LOC	300,000	30		28,722		28,752
Shares issued to repay loan, interest and fees	300,000	30		18,150		18,180
Shares issued for cash per LOC	332,742	33		29,967		30,000
Shares returned to Treasury pursuant to settlement with Eclipse Advisors, LLC	(700,000)	(70)		(196,805)		(196,875)
Shares issued to repay loan, interest and fees	349,097	35		29,965		30,000
Shares issued to repay loan, interest and fees	310,000	31		15,035		15,066
Shares issued for cash per LOC	500,000	50		41,462		41,512
Shares issued to repay loan, interest and fees	500,741	50		24,286		24,336
Shares issued for cash per LOC	330,235	33		26,967		27,000
Shares issued for cash per LOC	312,500	31		24,969		25,000
Shares issued for cash per LOC	577,741	58		49,942		50,000
Shares issued for cash per LOC	371,645	37		34,963		35,000
Shares issued for cash per LOC	400,000	40		37,976		38,016
Shares issued for cash per LOC	352,936	35		34,965		35,000
Shares issued for cash per settlement	2,000,000	200		299,800		300,000
Shares issued per mediation settlement with St. George Investments	5,000,000	500		649,500		650,000
Shares issued for cash per LOC	320,000	32		32,301		32,333
Shares issued for cash per LOC	310,000	31		27,294		27,325
Shares issued for cash per LOC	310,000	31		25,582		25,613
Shares issued for services	500,000	50		24,950		25,000
Shares issued for cash per LOC	300,000	30		20,245		20,275
Share subscriptions	3,000,000	300		149,700		150,000
Share subscriptions	1,000,000	100		49,900		50,000
Shares issued for cash per LOC	323,950	32		19,970		20,002
Share subscriptions	500,000	50		24,950		25,000
Share subscriptions	500,000	50		24,950		25,000
Outstanding warrant expense	-	-		9,355		9,355
Miscellaneous adjustment	-	1		-		1
Net Loss	-	-		-	(2,218,630)	(2,218,630)

Balances August 31, 2014	115,150,246	$ 11,515		$ 8,191,503	$ (7,816,401)	$ 386,617

Shares issued per convertible note	698,324	70		29,930		30,000
Shares issued per convertible note	476,190	48		19,952		20,000
Shares issued per convertible note	714,286	71		29,929		30,000
Shares issued per convertible note	476,190	48		19,952		20,000
Shares issued per convertible note	636,132	64		24,936		25,000
Shares issued per convertible note	694,444	69		24,931		25,000
Shares issued per convertible note	816,993	82		24,918		25,000
Shares issued for cash per LOC	989,861	99		49,394		49,493
Shares issued per convertible note	868,056	87		24,913		25,000
Shares issued for services rendered	75,000	7		4,418		4,426
Shares issued for services rendered	75,000	7		4,418		4,426
Shares issued for services rendered	1,000,000	100		58,900		59,000
Shares issued for services rendered	500,000	50		29,450		29,500
Shares issued for services rendered	1,000,000	100		58,900		59,000
Shares issued for services rendered	750,000	75		44,175		44,250
Shares issued for services rendered	1,000,000	100		58,900		59,000
Shares issued for cash per LOC	1,704,282	170		81,635		81,805
Shares issued per convertible note	905,797	91		24,909		25,000
Shares issued for cash per LOC	1,828,704	183		82,109		82,292
Shares to be Issued			25,000			25,000

Net Loss					(381,933)	(381,933)
Balances for the nine months ended May 31, 2015 (Unaudited)	130,359,505	$ 13,036	$ 25,000	$ 8,888,172	$ (8,198,333)	$ 727,875

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
(Unaudited)

	May 31,	May 31,
	2015	2014
Cash flows from operating activities:		(Restated)
Net loss	$ (381,933)	$ (1,398,721)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization	55,472	55,472
Depreciation	45,227	19,128
Change in derivative liability	(618,750)	49,655
Allocated share based compensation expense	-	18,094
Terms of mediation settlement	-	1,102,325
Shares issued for Services	284,600	25,000
Financing costs paid in shares	59,805
Changes in operating assets and liabilities:
Prepaid Expenses	593	(651)
Accounts payable and accrued expenses	(16,584)	1,242
Net cash flows used by operating activities	(571,570)	(128,456)

Cash flows from investing activities:
Purchase of furniture and equipment	(16,010)	(22,547)
Net cash used by investing activities	(16,010)	(22,547)
Cash flows from financing activities:
Repayment on loan	(225,000)	(120,000)
Proceeds from issuance of common stock, net of costs	378,785	714,615
Net cash provided by financing activities	153,785	594,615

Net increase (decrease) in cash	(433,795)	443,612
Cash, beginning of the period	460,863	19,178

Cash, end of the period	27,068	462,790
Supplemental cash flow disclosure:
Interest paid	-	(323,333)
Taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the (Unaudited) Financial Statements

May 31, 2015

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended May 31, 2015, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2014 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended May 31, 2015, are not necessarily indicative of results for the entire year ending August 31, 2015.

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

Sauer Energy, Inc. (the “Old Sauer”) was incorporated in California on August 7, 2008. The Company is a developing company engaged in the design and manufacture of vertical axis wind turbine (VAWT) systems.

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

The Company’s fiscal year-end is August 31.

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to developing enterprises.

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

The carrying amounts of the Company’s financial instruments as of May, 31, 2015, reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the three months ended May 31, 2015, and May 31, 2014, was $161,579 and $31,435 respectively and for the nine months ended May 31, 2015 and May 31, 2014 was $295,274 and $84,469 respectively.

Advertising.   Advertising and marketing expenses for the three months ended May, 31, 2015, and May, 31, 2014, was $7,429 and $2,540 respectively and for the nine months ended May 31, 2015 and May 31, 2014 was $18,042 and $5,316 respectively

Basic and Diluted Earnings (Loss) Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 9) and the conversion of convertible loans (see Note 6).  For the three months ended May 31, 2015, the warrants would not have been exercised since they are priced significantly higher than the market value of the Company’s trading common stock, while the convertible loans would likely be converted due to the discount that would be applied to the market price. As of May 31, 2015, 15,625,000 possible shares under the convertible loan would be considered dilutive,  but, for the three months ended May 31, 2015, the exercise of warrants and conversion of debt would be anti-dilutive since the Company was in a loss position, and they are not counted in the calculation of loss per share. The total common stock equivalents on a fully diluted basis if all outstanding agreements were exercised at May 31, 2015, and 2014, which could have been exercised, were 15,625,000 and 12,500,000 shares, respectively.

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

FASB ASU 2015-03: Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability, to be presented consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company does not anticipate significant impact upon its financial statements at this time and will continue to evaluation the potential for such impact.

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  For the three months ended May 31, 2015, we recognized no expenses for share based expense due to the issuance of common stock warrants.

 Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $8,198,333 as of May, 31, 2015.

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

Note 3 – Property and Equipment

Property and Equipment consisted of the following at May, 31, 2015, and August 31, 2014	May, 31, 2015	August 31, 2014
Computer, equipment & truck	$ 269,290	$ 253,280
Less: Accumulated depreciation	(151,803)	(106,576)
Property and equipment, net	$ 117,487	$ 146,704

Note 4 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2014.  Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.  The balances as of May 31, 2015, and August 31, 2014 are as follows:

	May 31, 2015	August 31, 2014
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(226,090)	(170,619)
	$ 1,355,502	$ 1,410,973

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

	May 31, 2015	August 31,2014
Convertible Loans and Accrued Interest:
St George Investments	$ 375,000	$ 600,000

Note 6 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At May 31, 2015 and 2014, the fully convertible shares would be 15,625,000 and 12,500,000 common shares, respectively.

	May 31, 2015	August 31, 2014
Derivative Liabilities on Convertible Loans:
St. George Investments	$ 406,250	$ 1,025,000

Note 7 – Commitments and Contingencies

Rental Agreement:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium” in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations are concentrated at the site.  The current least terminates on August 31, 2015.

Lease Commitments – as of May 31, 2015, remaining for the fiscal year:

Fiscal year ended August 31, 2015                             $  21,000

Consulting Agreement:

On May 22, 2015, the Company entered into an agreement with Synergy Business Consultants, LLC, for investor relations consulting, with payments of $2,500 per month, for a term of six months, , with an immediate issuance of 500,000 shares of common stock, effective May 26, 2015.

Note 8– Federal Income Taxes

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $8,198,333, which will expire in 2028 through 2034 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

No provision was made for federal income tax, since the Company had an overall net operating loss and has accumulated net operating loss carryforwards.

For the year ended August 31, 2014 and 2013, no income tax expense has been realized as a result of operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2014, and 2013, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

On March 5, 2015, the Company authorized 636,132 shares of common stock at $0.0393 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On March 19, 2015, the Company authorized 694,444 shares of common stock at $0.036 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On April 13, 2015, the Company authorized 816,993 shares of common stock at $0.0306 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On April 28, 2015, the Company authorized 989,861 shares of common stock to be issued for $35,635 at $0.03600 per share pursuant to an Equity Purchase Agreement.

On May 1, 2015, the Company authorized 4.4 million shares of common stock at $0.059 per share to be issued for services rendered.

On May 4, 2015, the Company authorized 868,056 shares of common stock at $0.228 to be issued in exchange for cancellation of $25,000 of the convertible loan.

On May 5, 2015, the Company authorized 1,704,282 shares of common stock to be issued for $58,900 at $0.03456 per share pursuant to an Equity Purchase Agreement.

On May 18, 2015, the Company authorized 1,828,704 shares of common stock to be issued for $59,250 at $0.03240 per share pursuant to an Equity Purchase Agreement.

On May 20, 2015, the Company authorized 905,797 shares of common stock at $0.0276 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On May 26, 2015, the Company entered into a consulting agreement wherein 500,000 shares were due and payable.  On June 9, 2015, the Company authorized 500,000 shares of common stock at $0.05 per share to be issued pursuant to the consulting agreement of May 26, 2015.

For the year ended August 31, 2014, the Company recognized two equity transactions in warrants which had a total Black-Scholes value of $27,449.

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

During the three months ended May 31, 2015, the Company did not issue any additional warrants or other convertible securities.

The following table is a summary of information about the outstanding stock warrants as of May 31, 2015:

Shares Underlying \                                       Weighted Average Remaining              Weighted                  Exercise

Warrants Outstanding                                               Contractual Life                           Average                     Price

______________________________________________________________________________

800,000 Shares \ 800,000 Warrants.             .13 years                             $0.32                 $0.40

5,000,000 Shares \5,000,000 Warrants         .56 years                             $0.25                 $0.30

The following table is a summary of activity of outstanding stock warrants for the three months ended May 31, 2015: Activity	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2014	6,800,000	$0.29
Warrants expired	(1,000,000)	.18
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, May 31, 2015	5,800,000	$0.31

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

As of May 31, 2015, the Company still owed St. George $375,000. See Note 5.

NOTE 12 – Equity Purchase Agreement and Registration Rights Agreement

As of February 27, 2015, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BCPLLC, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BVPLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BCPLLC.  BCPLLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant on March 17, 2015.  It was deemed effective by the Sec on April 27, 2015.

NOTE 13 – Correction of an Error

The Company had previously entered into debt agreements, which included original issue discounts, in delayed prepaid interest, which were not recognized as part of derivative financial instrument.  The Company also had previously acquired intangible property and had not assigned lives nor began amortization as appropriate.

The difference in the loss for the three months May 31, 2014, is an increase of the loss of $69,642, and for the nine months a difference of $25,171 increase of the net loss.  These changes represent the net corrections to derivative valuation expense and interest expense, and amortization of patent costs for these time periods.  For the nine months ended, the increase of $25,171, increased accumulated deficit and decreased current year loss by the same amount and had no effect on periods after August 31, 2014.  It had no effect upon the earnings per share for the period then ended.

NOTE 14 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, May 31, 2015, through the filing of this Quarterly Report on Form 10-Q on July 13, 2015  and determined that only the following additional subsequent event has occurred:

Conversion of Settlement Debt—  On June 10, 2015, the Company authorized 992,063 shares of common stock to be issued in exchange for cancellation of $25,000 of the St. George convertible loan.

On June 30, 2015, the Company authorized 1,402,918 shares of common stock at $0.01782 to be issued in exchange for cancellation of $25,000 of the St. George convertible loan.

Contract Term--- On June 9, 2015, the Company authorized 500,000 shares of common stock at $0.04 to be issued pursuant to a consulting contract.

Equity Purchases--- On June 5, 2015, the Company authorized 1,798,611 shares of common stock to be issued for $54,390 at $0.03024 per share pursuant to an Equity Purchase Agreement.

On June 23, 2015, the Company authorized 2,009,646 shares of common stock to be issued for $45,000 at $0.02239 per share pursuant to an Equity Purchase Agreement.

On July 6, 2015, the Company authorized 2,020,202 shares of common stock to be issued for $40,000 at $0.01980 per share pursuant to an Equity Purchase Agreement.

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

RESULTS OF OPERATIONS

Nine months ended May 31, 2015 v. Nine months ended May 31, 2014

We have not realized any revenue for the nine months through May 31, 2015.  Our operating expenses increased to $940,878 for the nine months ending May 31, 2015, from $570,714 for the nine months ending May 31, 2014, due to having proved our concept and devoting resources to calibrating our turbines to harmonize with peripheral components. Consulting expenses increased to $229,734 for the nine months ended May 31, 2015, from $101,578 for the nine months ended May 31, 2014.  These overall increases in expenses combined with the decreased financing costs, and again from the change in the derivative balance w resulted in our net loss of $381,933 for the nine months ended May 31, 2015, as compared to the net loss of $1,398,721 for the nine months ended May 31, 2014.We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine months ended May 31, 2015, was $571,570. There was $16,010 used in investing activities and $153,785 net cash flows provided by financing activities for the nine months ended May 31, 2015. We had cash resources of $27,068 at May 31, 2015, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on February 27, 2015, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.

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

The Registration Statement was deemed effective by the SEC on April 27, 2015. To date we have realized $253,175 through the sale of 8,330,640 shares to BCPLLC.

This is not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Contractual Obligations

On February 27, 2015, the Company entered into an Equity Purchase Agreement with Beaufort Capital Partners as outlined above in Note 11.

 The Company has a convertible note, with St George as the holder, under the terms outlined above in Note 12.

On May 22, 2015, the Company entered into an agreement with Synergy Business Consultants, LLC, for investor relations consulting, with payments of $2,500 per month, for a term of six months, effective May 26, 2015.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.

There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our May 31, 2015, Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2015.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of May 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2014, and the quarter ended May 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of May 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 13, 2015

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)