Form 10-K
period 2015-08-31
SAUER ENERGY, INC.
filed 2015-11-30
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2015

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

1620 Emerson Avenue, Oxnard, CA 93033

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [   ]   No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period

that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]   No [o]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [x ]   No [o]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Accelerated filer [ ]  Non-accelerated Filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2015:  $4,292,836

The number of shares of the registrant’s common stock outstanding as of November 23, 2015:  168,833,480

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

When acquired by BCO in 2010, Sauer Energy, Inc., a California corporation, whose business is described more fully below, was a California corporation formed in 2008 engaged in the design, research and development of vertical axis wind turbine (VAWT) systems.  Sauer Energy, Inc., a California corporation, has been wound down and dissolved as of August, 2012.  The surviving entity is Sauer Energy, Inc., (“SEI”), a Nevada corporation.

Management believes that SEI’s innovative design and utility makes it highly efficient and cost effective to own and operate.  The initial product for release will be the WindCutter, which was designed using the Darrieus principle.  These turbines have five aerodynamic airfoils, a proprietary axial-flux permanent magnet generator (PMG) and are pole mounted.   Our concept was engineered for durability and simplicity of on-sight assembly and installation.

The certification process is underway with ATA Engineering, Inc. (ATA), for third party certification.  Sauer Energy intends to certify the WindCutter to International Electrotechnical Commission Small Wind Turbine International Standards (IEC), which compels proving reliability of the turbine by analysis and testing, subject to a variety of normal operational as well as abnormal event conditions.  The ATA test data will be reviewed by the Small Wind Certification Council (SWCC).   We have every expectation that it will pass the rigorous testing because it was designed in accordance with IEC certification standards.   We anticipate commencing commercial sales shortly after certification.  We chose to enter the certification process because obtaining certification will give us the edge over competitors and ensure the performance and quality that our customers deserve.

Growing energy demand, limited availability of non-renewable fossil fuels, heightened climate change concerns and volatile oil and gas prices have all contributed to the increased demand for renewable energy by individuals, businesses, government and non-government organizations worldwide.

Sauer Energy is a renewable energy company engaged in the design and manufacture of small wind turbines that generate clean energy to power residential and commercial customers.  We promote energy independence through the use of wind power, an abundant, never ending, renewable, emissions-free energy source that can be captured in small and large scale applications.

We are also focused on the development of products and technologies and promote transparency and accountability.

Sauer Energy developed a multi-faceted growth strategy that takes advantage of the company’s relationships with experts in engineering, manufacturing, distribution, marketing and branding. These resources have vast experience in the wind energy sector and they make themselves available to us as independent contractors on an as-needed basis. The key focus factors for the future:

•  To become a revenue and profit based operation

•  Expansion and development of product portfolio

•  A two-tiered sales approach with intensive marketing strategy to targeted customer base.

•  Maintaining a cost-effective approach with each vertical market

•  Expansion from domestic to global markets

•  For SENY stock to move to higher trading platform, e.g. NASDAQ, AMEX, etc.

Proof of Concept

To validate the performance of the WindCutter, Sauer Energy has conducted extensive testing.  The data gathered has validated the efficiency and viability of the design.  Extruded aluminum blades provide outstanding rigidity as well as better weight distribution and uniformity throughout the blades.  The aluminum is anodized for weather resistance and added durability.   The aluminum extrusion process has tighter tolerances, better consistency of weight distribution, balance and is extremely cost-effective.   It is less expensive in the long run because it has a longer life than composites and also because of its compatibility with the support structure.  The WindCutter has achieved maximized performance utility with its proprietary, direct-drive, axial-flux (PMG) that was expressly designed to work in tandem with it.

Our design is based on the Darrieus Gyromill or H-rotor, because our airfoils are asymmetrical and they are straight. Five long, vertical blades are attached to the rotor with a horizontal support system.  The airfoil blades use the principle of lift to rotate the shaft, much like the wings on an airplane. This motion spreads the torque evenly over the entire revolution.  This type of airfoil has very high efficiency in its conversion of wind to energy, due to its ability to manage turbulent winds at rooftop heights and above, giving it a superior advantage.  The lift principle differs from the drag principle because it causes the blades to move at a rate much faster than actual wind speed, known as tip speed ratio.

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

In the past twenty years, turbine designs have changed radically.  Management believes that the WindCutter is bird friendly because SEI VAWTs are much smaller, have a much slower rotation, less space between the blades and birds can easily navigate around them.  .

Business Model

Sauer Energy’s business model is straight-forward as it had substantially planned part of the manufacturing functions to be done within its corporate headquarters.  The control factor on cost and labor will be to the Company’s advantage.  The Company’s vendor manufacturers are ISO 9000 and/or ISO 9001 Certified.  SEI will maintain quality control, assembly, testing, shipping and handling as orders flow in.

Corporate Expansion

We have just relocated to a new production facility, which is significantly larger than the one we occupied for the past three years.    In anticipation of the machines we will need for production and the inventory we will have to house, it was necessary to find a building to meet our growing needs.

We are organizing the implementation of marketing campaigns for impending sales.  We have received communications from all over the world expressing the enormous need that exists and the desire to purchase our wind turbines.

The WindCutter turbine is slated to be our first product launch.  Management believes that once the certification process is completed and the WindCutter is certified, the demand for it will rise sharply because there is not another VAWT in its class that has achieved this accreditation yet.  We chose to enter the certification process because obtaining certification will give us the edge over competitors and ensure the performance and quality that our customers deserve.

On May 11, 2012, we purchased 100% of the assets of Helix Wind Corporation (“Helix”).  This acquisition was made with SENY common shares.  There was no liability, obligation or debt incurred in the process.  Through the purchase, we enhanced our intellectual property portfolio list with all of Helix’s intellectual property, including issued patents and patents pending, both domestically and internationally.  It is our intention to produce the WindRider turbines, the re-engineered Helix turbines, in-house.  We believe that our business plan will be strengthened and this union will create long term synergy as one company.  They are expected to produce an additional stream of income for SEI.  With sales in 17 countries, we have reason to believe Helix’s popularity will not wane.  To date, we have received inquiries totaling over $21M for our products, but not all of these inquiries can be expected to result in actual sales.

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

Resulting from the HelixWind asset purchase, SEI, acquired a utility patent, No 7,984,110, granted May 24, 2011, plus a utility patent, No 8,084,881, granted December 27, 2011, for a vertical axis wind turbine that is designed to be pole mounted, and SEI is continuing the patent process on behalf of the Helix design for several domestic and international patents.

Current Operations and Development Plan

Despite having no revenues since inception, Sauer Energy has differentiated itself from other entities in small wind because of the following:

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

Our intended market

Sauer Energy aims to deliver simple, reliable and cost-effective solutions for residential and commercial customers, particularly for locations with very low or very high wind speeds.   Applications range from industrial to residential. Placement, aesthetics, adaptability and portability will dictate which units are appropriate and most efficient for use in different situations. SEI will continue to develop and expand its pipeline with new research and development and collaborative efforts.

Current Plans

The main focus for SEI is generating revenues.  SEI plans to become a self-sustaining entity.  The availability of funding from revenues is expected to enable SEI to develop its other products for release.

The launching of its WindCutter, which employs the Darrieus principle of lift, is slated to take place on completion of the certification process, which should be very soon.  We believe that there is a lot of interest in the WindCutter both domestically and internationally for residential and commercial applications.  Energy independence is becoming an integral ingredient being woven into the global future.  Our sales and marketing campaign is being organized at this time.  The branding and advertising campaign is also being developed.

We still have the WindCharger and WindRider in our future. We must first ensure the availability of both WindCharger and WindRider turbines.  With regard to the WindCharger, due to the closing of VEC Technologies, Inc., we are moving ahead with the WindCutter until such time as another manufacturer has been located and vetted. Potential orders were received via website.   SEI plans to work diligently toward testing, verifying, enhancing the performance of and developing the expertise to produce these units domestically.

There are also future plans for the creation of other energy solution products. Sauer Energy is addressing some small wind solutions for very specific applications and is already involved in testing for redundant backup power for both on-grid and off-grid applications for cell phone towers.

Residential

Our small VAWT Systems are designed to be customized to fit any building.  We foresee our systems being used in residences as back-up power for black outs, to reduce power grid consumption and for generation of power to be inserted into the grid for revenue.

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

SEI entered its WindCharger into a pilot test program headed by an industry leader in communication technology.  The proposed use of the turbines was on cell phone towers as backup power.  The feedback has been positive.

It is our intention to design custom proprietary mounting hardware to the commercial market for adaptation to the structure and architecture of existing buildings.

Industrial Applications

Management believes that VAWT System applications such as those offered by the Company are superior to traditional Horizontal Axis Wind Turbines “HAWT”. The size, cost and noise factor of the HAWT are prohibitive. Our vertical design will contribute to allowing the industrial sector to satisfy the need for consumption. Furthermore, due to our simplicity of design, our VAWTs can be manufactured on a large scale in fabrication factories throughout the world.  Lucrative incentives are being offered to encourage renewable energy production and use, in the form of rebates and tax credits which should enhance customer interest and sales.

Oil Rigs and Off-Shore Platforms

Many off-shore locations receive relatively steady reliable winds and our VAWT Systems could produce a continuous supply of energy reducing the need for hydrocarbon based electrical generation. Our systems could allow for auxiliary and emergency power needs in addition to maintaining daily functions.

Ships

Ships create an optimum use for our VAWT Systems.  While travelling over water, ships are also powering through the air, thus creating a reliable and steady supply of wind. VAWTs could be mounted throughout a ship’s superstructure to produce continuous supplementary energy to offset fuel consumption or for emergency use. Various candidates include tankers, cruise ships, cargo ships and military vessels.  For example, Helix turbines can be seen in San Francisco on a ferry that travels to Alcatraz.

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

Management secured an Equity Purchase Agreement for up to $3 million from Beaufort Capital Partners, LLC and through October 12, 2015, had availed itself of $516,520 under this agreement.  We will not be able to avail ourselves of further funds under this Equity Purchase Agreement after October 31, 2015 until we file post-effective amendment to our registration statement or a new registration statement and the same is ordered effective by the Securities and Exchange Commission.

Management can give no assurance that any additional capital will be raised or that SEI’s VAWT’s will be successfully marketed or that, if marketed, they can be marketed profitably.

Future Projections

There are several ideas on the drawing board at Sauer Energy.  The time frame within which they are completed will depend upon the availability of funding for such. A few are mentioned herein:

•  SEI has future plans to make the purchase of renewable energy more accessible to consumers in the current economic climate by offering third-party financing options.  In SEI’s opinion, this will expand the customer base considerably and create a significant advantage.

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

Small Wind Turbine Industry Overview

Although wind is the fifth largest source of power in the USA, at 4.5%, according to the American Wind Energy Association (AWEA), management believes that wind has barely begun to penetrate its renewable energy market potential. The percentage of global electricity supplied by wind power is 3%, with 268,000 wind turbines spinning around the world at the end of 2014.

AWEA also reports that in the U.S., in 2014, wind provided enough electricity to power the equivalent of 16.7 million homes, or all the residential households in Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota, Colorado, Idaho, Illinois, and Montana. Once recently added U.S. wind projects have had a full year of production, total wind output will likely rise to powering the equivalent of 18 million homes.

The Global Wind Energy Council (GWEC) reports that in 2014, installed global capacity including large wind was more than 369.6 GW and wind power avoided over 608 million tonnes of CO2 emissions globally. After a slowdown in 2013, the wind industry set a new record for annual installations in 2014. Globally, 51,473 MW of new wind generating capacity was added in 2014.   The record-setting figure represents a 44% increase in the annual market.

Although the small wind turbine industry has operated for over 80 years, about half of the sales have occurred in the past few years.  Both federal and state policies have contributed to this success and credit also goes to investors and to consumers looking for a way to cut their electricity bills.  Management believes that these trends will continue for the foreseeable future.

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

Competition

We compete with all energy suppliers, including utilities and manufacturers of energy producing equipment.  We are aware of 95 other U.S. small wind turbine companies.  Of those, the majority are in the start-up phase.  However, a few have longer operating histories or greater name recognition such as Wepowereco, Windside Production Ltd., Urban Green, Windspire Energy, Windstream Technololgies, and OregonWind Inc.  Companies in other countries also produce small wind turbines.  We also compete with solar-thermal and solar-photovoltaics systems.  However, solar power installations are significantly more expensive than our VAWT Systems and we also feel that our turbine systems are a great complement to those who already employ solar systems, as they can work 24 hours and produce electricity at times when solar is ineffective.

We intend to compete on price and because our design is highly efficient, aesthetically pleasing, and reliable.

For the past nine years, the U.S. has emphasized the need for greater energy efficiency and a more diversified energy portfolio. This led to a collaborative effort involving the Department of Energy, National Renewable Energy Laboratories and others to explore a modeled energy scenario in which wind provides 20% of U.S. electricity by 2030 has been endorsed by the American Wind Energy Association and has become our national goal as well.  Currently, we are at 4.5%.  Management believes we have the competitive advantage of offering the right product at the right time.

 Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $393,037 on research and development in fiscal 2015, and $128,387 in fiscal 2014.  Our primary focus now will be on manufacturing, however, we plan to continue research and development.  We do not anticipate that our research and development expenditures will continue to rise in the current year if we are able to secure financing so that we have the resources to begin manufacturing.

We have conducted testing at the local airport in real life wind scenarios.  This includes on-grid, off-grid and compatibility of electronics with specific load controls.  Results have been analyzed in collaboration with wind industry experts and these are factual net test results.  What that means is that our design mirrors the design expectations necessary for certification.

In the year ended August 31, 2011, we conducted third party testing at the University of Washington Aeronautical Laboratory, a testing organization under the University's Department of Aeronautics and Astronautics.  The primary aerodynamic testing facility is the F. K. Kirsten Wind Tunnel.  We have done our third-party wind tunnel testing at their facility in the past and look forward to utilizing their facility for continued research and development testing.

Manufacturing

We have just moved into a larger facility in Oxnard, California, that is better suited for our manufacturing needs.  The new headquarters is 26,550 square feet, which is about two and a half times larger than the last facility.   Administration, distribution, research and development, prototyping, testing, inventory and light manufacturing will be able to be done under one roof.   Management is optimistic that the new facility will be adequate for all the necessary operations.  Its location is ideal for international shipping needs as well.

We plan, pending certification, to begin commercial assembly of turbines by year end.  We do not plan to manufacture certain components of our wind turbine systems ourselves and we are outsourcing them. Based upon our preliminary review, we anticipate those components will be available from other sources at reasonable prices.

With regard to the WindCharger, although we had previously agreed to outsource the manufacturing process to VEC Technologies, LLC (“VEC”) in Pennsylvania, we discovered in August, 2014, that the Pennsylvania VEC plant was being shutdown, thus negating all plans to outsource the manufacturing process to VEC. Accordingly, we have decided to wait until the WindCutter turbines are being distributed and installed before we begin the manufacturing process, marketing and distributing the WindCharger.

Employees

As of August 31, 2015, we had 14 independent contractors. We retain a limited number of independent contractors to perform projects on an “as needed basis”.   Due to our preliminary early phase operations we have not engaged employees to date, but as we enter the manufacturing stage we anticipate that we will hire employees.  We believe our relationships with our current independent contractors are good.  To implement our business strategy, we expect, over time, continued growth in our independent contractor and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.  As the Company begins to sell wind turbines, we will be restructuring and our officers will become employees of the Company.

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

Risks Related To Our Financial Condition and Our Business

SEI is in startup stage, has never realized any revenue and has a history of losses.  If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.  Unless we bring our products to market and realize revenues from their sale, shareholders are likely to lose their entire investment.

 We do not have sufficient cash on hand.

As at August 31, 2015, we had $4,968 cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $5,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.

On February 27, 2015, we entered into an Equity Purchase Agreement with Beaufort Capital Partners, LLC.  On March 17, 2015 we filed an S-1 Registration Statement which the SEC deemed effective on April 27, 2015.  To date we have received $516,020 under the Equity Purchase Agreement.

We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits, which raises substantial doubt as to the Company’s ability to continue as a going concern.

We did not conduct any offerings of our common stock, under regulation D during fiscal 2015.

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

We do not plan to manufacture certain components of our wind turbine systems ourselves and plan to outsource those.  Our dependence on third-party suppliers for components of our turbine systems involves several risks, including limited control over pricing, availability of materials, quality and delivery schedules.  Any quality control problems or interruptions in supply with respect to one or more components or increases in component costs could materially adversely affect our customer relationships, revenues and profit margins.

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

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is not expressly reporting on our internal controls and the lack of such report on such assessment, may cause investor confidence and share value may be negatively impacted.  We currently do not have a sufficient number of management independent contractors to establish adequate controls and procedures.

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

Control by Management

As of August 31, 2015, we are effectively controlled by management, specifically Dieter Sauer, Jr., our CEO and director, who owns 39,812,500 shares or 28% of our 148,173,100 issued and outstanding shares of common stock. As of August 31, 2015, we are able to exercise effective control by management, since their interest is substantial and unchallenged by any other shareholders’ with substantial interests or directorship of the company. Specifically Dieter Sauer, Jr., our CEO and director, owns 39,812,500 shares or 28% of our 148,173,100 issued and outstanding shares of common stock. All of our officers and directors as a group control 40,852,500 shares or 28%. Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of August 31, 2015 we had 148,173,100 shares of common stock outstanding, 95,308,208 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

23,000,000 shares were originally registered in the Beaufort S-1 and we issued 16,231,584 over 8 Puts as of August 31, 2015. In the Sauer v. St George settlement, 5,000,000 shares were issued as free trading.  Payments to St George for a note were converted and 11,891,270 shares were issued as free trading.  Therefore, 13,052,392 shares are available for sale under Rule 144.

Additional financings may dilute the holdings of our current shareholders.

In order to provide capital for the operation of the business, we may enter into additional financing arrangements. These arrangements may involve the issuance of new shares of common stock or debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding, which would in turn result in a dilution of the ownership interests of existing common shareholders. In addition, these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

There is currently a limited public market for our common stock.  Failure to develop or maintain a trading market could negatively affect its value and make it difficult or impossible for you to sell your shares.

Our common stock trades on the OTCQB under the Symbol SENY.  There has been a limited public market for our common stock and an active public market for our common stock may not develop.  Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

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

Shares Eligible for Future Sale

Of our 148,173,100 issued and outstanding shares, 95,208,208 are currently free trading.  In addition, we believe that approximately 52,864,892 shares are currently restricted but are presently eligible or become eligible to become free trading under Rule 144 under the Securities Act of 1933, as amended, in the next six months.  In addition, each of our officers, directors or affiliates, who own an aggregate of 40,852,500 shares may sell 1% of our outstanding shares (approximately 1,481,731 shares) every three months under Rule 144.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

.

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

Not applicable to a small reporting company.

ITEM 2.               PROPERTIES.

We were occupying approximately 10,400 square feet pursuant to a lease that continued through August 31, 2015.

We currently occupy approximately 26,550 square feet pursuant to a lease, beginning September 1, 2015,  that continues through September 30, 2020.  The monthly rental is $13,507 throughout the lease term of 60 months.  There is also a common area expense of $507.38 per month.  We will use the premises for the design and manufacturing of our wind turbines and for warehouse space and offices.  We believe that our new premises is sufficient for our present needs and that if we should require more space, additional space will be available in the vicinity of our new premises at similar costs.

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

The following chart sets forth certain information regarding the closing prices of our stock for the period indicated.

Fiscal Year Ended August 31, 2015

	High Closing Price	Low Closing Price

First Quarter	$0.11	$0.10

Second Quarter	$0.070	$0.065

Third Quarter	$0.049	$0.045

Fourth Quarter	$0.040	$0.038

Fiscal Year Ended August 31, 2014

	High Closing Price	Low Closing Price

First Quarter	$0.13	$0.12

Second Quarter	$0.10	$0.09

Third Quarter	$0.09	$0.08

Fourth Quarter	$0.13	$0.12

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending August 31, containing financial statements audited by our independent certified public accountants commencing with 2015.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of August 31, 2015, we had 118 shareholders of record and 148,173,100 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name or as an escrow agent.

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

RESULTS OF OPERATIONS

Fiscal Year 2015 vs. Fiscal Year 2014

Operations    Update 2015 v. 2014

We have not realized any revenue through August 31, 2015.  Our operating expenses increased to $1, 269,225 for FY 2015 from $768,278 in FY 2014. Consulting expenses increased in FY 2015 to $266,606 from $140,364 in FY 2014 to due to having proved our concept and devoting resources to calibrating our turbines to harmonize with peripheral components.  These overall increases in expenses were offset by increases in financing costs and other non-operating expenses resulted in our net loss decreasing to $846,100 in FY 2015 from $2,218,630 in FY 2014.  We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2015, was $979,472 which was offset by net proceeds of $554,196 from financing activities.  We had $4,968 cash on hand at the end of the year ended August 31, 2015.

As of February 27, 2015, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BCPLLC, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BVPLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BCPLLC.  BCPLLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant on March 17, 2015.  It was ordered effective by the SEC on April 27, 2015.

We have been orally advised by BCPLLP that they will enter an additional EPA with us after the current one is completed on similar terms.  This is not a legally binding commitment on their part.

Funds realized through the EPA are being used by the Registrant as working capital for its operations.  To date we have drawn down $516,020.   After October 27, 2016, we cannot draw down further amounts under the EPA unless we are able to file a post-effective amendment to our registration statement and have it ordered effective.  There can be no assurance we will be able to accomplish these goals.  Furthermore, the current EPA is limited to a total of 23,000,000 shares and only 409,832 additional shares are available for sale thereunder.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2016, but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2015.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of August 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

   1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.

The Board of Directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2015.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Although there is substantial uncertainty in any such estimate, we anticipate the costs of implementing these remediation initiatives will be approximately $100,000 to $300,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal year ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

PART 1II

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2015, are:

Name	Age	Position(s)
Dieter R. Sauer, Jr.	60	Director and CEO
Ana Sauer	65	Secretary and Director
Jeff Massey	60	Director
Zohreh Hashemi	62	Director

Dieter R Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Sauer Energy, Inc., a California corporation that Mr. Sauer originally founded, became our operating subsidiary.  It was dissolved in August, 2012.

Prior thereto from 2001 he was an independent marketing, sales and business development consultant.   We paid Mr. Sauer $80,000, and Ana Sauer, $19,500, during FY2014.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2015 and 2014, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

  Summary Compensation Table

Name & Principal Position	Year	Salary	Stock		Option Awards	Non-Equity Incentive Plan Compensation	Other Comp.	All other comp.
			Bonus	Awards
Dieter R. Sauer Jr.,	2015	$68,000	-	-	-	-	-	-
CEO (and CFO)	2014	80,000

Ana Sauer,	2015	43,500	-	59,000-	-	-	-	-
Secretary	2014	19,500

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

ITEM 12.            SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of August 31, 2015 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 1620 Emerson Avenue, Oxnard, CA, 93033-1845. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

NAME and ADDRESS OF BENEFICIAL OWNER	OFFICE	AMOUNT and NATURE of BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Dieter Sauer, Jr.	Director, CEO, President	39,812,500 common shares held directly	28%
Ana Sauer	Secretary	1,000,000	*
Jeff Massey	Director	20,000	*
Zoreh Hashemi	Director	20,000	*
All Officers and Directors as a group (4 Persons)		40,852,500 common shares held directly	28%

*Less than 0.1%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended August 31, 2015, and 2014 was approximately $15,000 and $10,000, respectively.

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

                 2012)

10.4     Mediation Settlement with St. George Investments, LLC, (Incorporated by reference to the

                Exhibits attached to the Company's Form S-1 filed with the SEC on June 13, 2013.

10.5	Equity Purchase Agreement with Beaufort Capital Partners, LLC, (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 3/17/2015.

10.6	Registration Rights Agreement with Beaufort Capital Partners, LLC, (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 3/17/2015.

10.7

Lease, dated August 7, 2015, between Emmet J. Hawkes and Sally Hawkes and Sauer Energy Inc.

(Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 24, 2015)

22.1	Subsidiaries of the Registrant. None, Sauer Energy, Inc, a California corporation was dissolved.

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: November 30, 2015	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	November 30, 2015
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	November 30, 2015
Jeff Massey

/s/ ZohrehHashemi	Director	November 30, 2015
ZohrehHashemi

SAUER ENERGY, INC.

FINANCIAL STATEMENTS

(Audited)

FISCAL YEAR END AUGUST 31, 2015

REPORTED IN UNITED STATES DOLLARS

To the Board of Directors and

Shareholders of Sauer Energy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Sauer Energy, Inc. as of August 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended August 31, 2015. Sauer Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sauer Energy, Inc. as of August 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MartinelliMick PLLC

Spokane, Washington

November 30, 2015

SAUER ENERGY, INC.

Balance Sheets

	August 31,	August 31,
	2015	2014

ASSETS
Current Assets
Cash	$ 4,968	$ 459,363
Petty Cash	1,500	1,500
Prepaid Expenses	13,507	593
	19,975	461,456

Property and Equipment, net	113,201	146,704

Other Assets
Intangible Assets	1,292,984	1,410,973
Security Deposit	14,507	14,000
	1,307,491	1,424,973

Total Assets	$ 1,485,201	$ 2,033,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 14,566	$ 21,516
Convertible Loan and Interest Payable	275,000	600,000
Derivative Liability on Convertible Loans	446,785	1,025,000
Total Current Liabilities	736,351	1,646,516

Commitments & Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
115,150,246 shares outstanding on August 31, 2014
148,173,100 shares outstanding on August 31, 2015	14,817	11,515
Additional Paid-In Capital	9,351,999	8,191,503
Accumulated deficit	(8,662,500)	(7,816,401)
Total Stockholders' Equity	704,316	386,617

Total Liabilities and Stockholders' Equity	$ 1,440,667	$ 2,033,133

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations

	For the Year Ended
	August 31,	August 31,
	2015	2014

Revenue	$ -	$ -

General and Administrative Expenses:
Professional Fees	110,932	115,469
Consulting	266,606	140,364
Research & development expense	393,307	128,387
Other general and administrative expenses	498,380	384,058
	1,269,225	768,278

Loss from operations	(1,269,225)	(768,278)

Other Income (expense)
Settlement expense	-	(1,101,685)
Interest and finance	(155,090)	325,989
Changes in derivative liability	578,215	(674,656)
	423,125	(1,450,352)

(Loss) before taxes	(846,100)	(2,218,630)

Provision (credit) for taxes	-	-

Net (Loss)	$ (846,100)	$ (2,218,630)

Basic earnings (loss) per common share,
basic and diluted:	$ (0.01)	$ (0.02)
Weighted average number of common
shares outstanding, basic	123,653,300	102,456,356

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.

Statement of Stockholders' Equity
For the period from inception (August 7, 2008) to August 31, 2015
					Total
	Common Stock		Additional		Shareholders'
	Number of		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances August 31, 2013	93,742,564	$ 9,374	$ 6,329,521	$ (5,597,771)	$ 741,124
Shares issued from note and interest conversion	3,415,933	342	253,314		253,656
Shares issued for cash per LOC	6,191,749	618	554,274		554,892
Outstanding warrant expense			18,094		18,094
Shares returned to Treasury pursuant to settlement with Eclipse Advisors, LLC	(700,000)	(70)	(196,805)		(196,875)
Shares issued for cash per settlement	2,000,000	200	299,800		300,000
Shares issued per mediation settlement with St. George Investments	5,000,000	500	649,500		650,000
Shares issued for services	500,000	50	24,950		25,000
Share subscriptions	5,000,000	500	249,500		250,000
Outstanding warrant expense	-	-	9,355		9,355
Miscellaneous adjustment	-	1	-		1
net (loss)	-	-	-	(2,218,630)	(2,218,630)

Balances August 31, 2014	115,150,246	$ 11,515	$ 8,191,503	$ (7,816,401)	$ 386,617
Shares issued for cash per LOC					-
Shares issued for cash per LOC	16,231,584	1,623	552,573		554,196
Shares issued for services	4,900,000	490	284,112		284,602
Shares issued for note conversions	11,891,270	1,189	323,811		325,000
					-
net (loss)				(846,100)	(846,100)
Balances August 31, 2015	148,173,100	$ 14,817	$ 9,351,999	$ (8,662,500)	$ 704,316

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows

	For the Year Ended
	August 31,	August 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$ (846,100)	$ (2,218,630)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:

Amortization	117,989	73,962
Depreciation	62,622	30,169

Change in derivative liability	(578,215)	674,650

Issuance of stock for services or claims	284,600	25,000

Adjustment of Warrants	-	27,449
Terms of Mediation Settlement	-	778,125

Changes in operating assets and liabilities:
Other Assets	(13,421)	(593)
Accounts payable and accrued expenses	(6,947)	16,249
Net cash flows used by operating activities	(979,472)	(593,619)

Cash flows from investing activities:
Purchase of furniture and equipment	(29,119)	(114,091)
Purchase of intangible assets	-	(59,704)
Net cash used by investing
activities	(29,119)	(173,795)
Cash flows from financing activities:
Proceeds from loans	-	204,200
Repayment on loans	-	-
Proceeds from shareholders' loan	-	-
Payment on shareholders' loan	-	-
Proceeds from issuance of common stock, net of costs	554,196	754,899
Subscriptions received	-	250,000
Net cash provided
by financing activities	554,196	1,209,099

Net increase (decrease) in cash	(454,395)	441,685
Cash, beginning of the period	459,363	17,678

Cash, end of the period	$ 4,968	$ 459,363

Supplemental cash flow disclosure:
Interest paid	$ -	$ 27,667
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2015

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

The Company leases warehouse/office facilities in Camarillo, California, in which the Company develops wind power technology.  A production prototype of a vertical axis wind turbine (“VAWT”) has been developed.  Its compact size is aimed at the small business and home market. The company is focused on plans to manufacture and distribute the product.  In May, 2012, the acquisition of the entire assets of a wind turbine company added two more wind turbine models to the Company, together with patents and a distribution network. During 2014 and 2015, the Company continued to develop its technology.

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

The carrying amounts of the Company’s financial instruments as of August 31, 2015, reflect:

•  Cash:  Level 1   Measurement based on bank reporting.

               Level 2   Loans from Officers and related parties

•

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the fiscal years ended August 31, 2015, and August 31, 2014, were $393,307 and $128,387 respectively.

Advertising and marketing expenses

Costs for advertising and marketing for the fiscal years ended August 31, 2015 and 2014 were $25,945 and $9,387 respectively.

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

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s financial position and results of operations.

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

The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

· Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

· Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

· Update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

· Update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory

· Update 2015-08—Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115  (SEC Update)

· Update No. 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $8,662,500 as of August 31, 2015, has had no revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at August 31, 2015 and August 31, 2014:

	2015	2014
Computers and equipment	$97,365	$243,880
Truck & Trailers	$9,400	9,400
Less accumulated depreciation	$(169,199)	$(106,576)
Property and equipment, net	$113,201	$ 146,704

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

Note 6 – Intangible Property

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

	August 31,
	2015	2014
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(288,608)	(170,619)
	$ 1,292,984	$ 1,410,973

Note 7 – Convertible Loans and Interest Payable

The Company entered into note agreements and subsequent modifications and settlements on convertible notes.  These notes are convertible into the Company’s common stock and are due usually within one year.  The notes were issued with original issuance discounts of twelve percent which was immediately convertible into common stock and if the note was not repaid in ninety days the zero percent interest rate was replaced with an immediate prepaid interest charge at ten percent with was subject to conversion.  The Conversion terms were both fixed and variable if the trading prices did not meet the fix conversion price.  See the derivative discussion in Note 8 concerning these loans.

August 31,

2015          2014

Convertible Loans and Accrued Interest:

St. George Investments	$ 275,000	$ 600,000

Note 8 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At August 31, 2015 and 2014, the fully convertible shares would be 18,044,619 and 12,500,000 common shares, respectively.

August 31,

2015                           2014

Derivative Liabilities on Convertible Loans:

St. George Investments	$ 446,785	$1,025,000

Note 9 – Commitments and Contingencies

Rental Agreement:

On August 17, 2012, the Company leased a 10,410 square foot “industrial condominium” in Camarillo, California, for three years for monthly lease payments of $7,000 per month. There are no common area costs. All company operations were concentrated at the site and this lease ended on August 31, 2015.

On August 7, 2015, the Company entered into a Commercial Single-Tenant Lease for a 26,550 square foot building in Oxnard, California, with monthly payments of $13,507 for sixty months, plus common area costs of $507.38 per month.  All company operations will be concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease
2016	168,173

2017	168,173
2018	168,173
2019	168,173
2020	168,173

Note 10 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a

50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $8,660,000, which will expire in 2029 through 2034 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of August 31, 2015 and 2014 recognized net operating losses of approximately $846,000 and $2,200,000, respectively.  The total estimated deferred taxes as of August 31, 2015 are $3,031,000.  The net increases for the years ended August 31, 2014 and 2013 are approximately $296,000 and $770,000.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

Although Management believes that its estimates are reasonable, no assurance can be given that the final 1tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

No provision was made for federal income tax, since the Company had an overall net operating loss and has accumulated net operating loss carryforwards.

For the year ended August 31, 2015, and 2014, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2015, and 2014, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 11 – Capital Stock

The Company went public on 7/25/ 2010.  Its Common Stock is traded on the open market under the symbol OTCQB: SENY.

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

On June 4, 2013, the Company entered into a private placement agreement that involved issuing 400,000 units of securities at $0.25 per unit for $100,000 cash pursuant to a private placement agreement. Each unit consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants for a total of 800,000 warrants with an exercise price of $0.40 each, these expired July 31, 2015.

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

On June 5, 2015, the Company authorized 1,798,611 shares of common stock to be issued for $54,390 at $0.03456 per share pursuant to an Equity Purchase Agreement.

On June 9, 2015, the Company authorized 500,000 shares of common stock at $0.05 per share to be issued pursuant to the consulting agreement of May 26, 2015.

On June 10, 2015, the Company authorized 922,063 shares of common stock at $0.0252 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On June 23, 2015, the Company authorized 2,009,646 shares of common stock to be issued for $58,900 at $0.022392 per share pursuant to an Equity Purchase Agreement.

On July 1, 2015, the Company authorized 1,402,918 shares of common stock at $0.01782 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On July 6, 2015, the Company authorized 2,020,202 shares of common stock to be issued for $40,000 at $0.01980 per share pursuant to an Equity Purchase Agreement.

On July 20, 2015, the Company authorized 3,102,500 shares of common stock to be issued for $55,845 at $0.01800 per share pursuant to an Equity Purchase Agreement.

On July 23, 2015, the Company authorized 1,543,210 shares of common stock at $0.0270 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On July 28, 2015, the Company authorized 12,777,778 shares of common stock to be issued for $50,000 at $0.01800 per share pursuant to an Equity Purchase Agreement.

On July 28, 2015, the Company authorized 12,777,778 shares of common stock to be issued for $50,000 at $0.01800 per share pursuant to an Equity Purchase Agreement.

On August 7, 2015, the Company authorized 1,640,420 shares of common stock at $0.01524 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On August 7, 2015, the Company authorized 1,666,667 shares of common stock at $0.015 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

For the year ended August 31, 2014, the Company recognized two equity transactions in warrants which had a total Black-Scholes values of $27,449.

The Company has not recognized any equity transactions in warrants for the year ended August 31, 2015.

Note 12 – Warrants

Under the private placements, the Company issued 600,000 units of securities for total cash proceeds of $150,000.  One private placement of 200,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.50 and expired March 31, 2014. The other private placement of 400,000 units of securities consisted of one (1) share of common stock, par value $0.0001 per share and two (2) common stock purchase warrants with an exercise price of $0.40 and expired July 31, 2015.

During the fiscal year ended August 31, 2014, the Company entered into four private placement agreements for total cash proceeds of $250,000.  The private placements of 5,000,000 units consist of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.30 and expiring January 31, 2016.  The Company also issued 1,000,000 warrants to an investor in consideration of a loan for $50,000.  These warrants had an exercise price of $0.18 that expired on March 20, 2015.

The following table is a summary of information about the warrants outstanding at August 31, 2015:

Shares Underlying Warrants Outstanding

Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average
Exercise Price
$0.40 $0.18 - $0.30	800,000 Shares \ 800,000 Warrants 6,000,000 Shares \ 6,000,000 Warrants	0 .73 years 1.27 years	$0.32 $0.28

The following table is a summary of activity of outstanding stock warrants for the years ended August 31, 2015:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2014	6,800,000	0.29
Warrants expired	(1,800,000)	0.59
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, August 31,2015	5,000,000	0.30

NOTE 13 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012, purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February, 2013, promissory note for $275,000 executed under the terms of an amendment to the May, 2012, asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorney fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market.

NOTE 14 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, August 31st, 2015, through the filing of this Annual Report on Form 10-K on November 30, 2015, and determined that the following additional subsequent events have occurred:

On September 1, 2015, the Company authorized 651,042 shares of common stock to be issued for $15,000 at $0.02304 per share pursuant to an Equity Purchase Agreement.

On September 10, 2015, the Company authorized 1,640,420 shares of common stock at $0.01524 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On September 11, 2015, the Company authorized 902,778 shares of common stock to be issued for $19,500 at $0.021 per share pursuant to an Equity Purchase Agreement.

On September 18, 2015, the Company authorized 1,072,125 shares of common stock to be issued for $22,000 at $0.020 per share pursuant to an Equity Purchase Agreement.

On October 6, 2015, the Company authorized 868,056 shares of common stock to be issued for $15,000 at $0.017 per share pursuant to an Equity Purchase Agreement.

On October 12, 2015, the Company authorized 1,012,731 shares of common stock to be issued for $17,500 at $0.01728 per share pursuant to an Equity Purchase Agreement.

On October 20, 2015, the Company authorized 1,851,852 shares of common stock to be issued for $28,000 at $0.015120 per share pursuant to an Equity Purchase Agreement.

On October 23, 2015, the Company authorized 1,984,127 shares of common stock at $0.01260 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On October 27, 2015, the Company authorized 6,613,757 shares of common stock to be issued for $100,000 at $0.015120 per share pursuant to an Equity Purchase Agreement.

On November 6, 2015, the Company authorized 2,063,492 shares of common stock at $0.01260 per share to be issued in exchange for cancellation of $26,000 of the convertible loan.

On November 20, 2015, the Company authorized 2,000,000 shares of common stock at $0.01200 per share to be issued in exchange for cancellation of $24,000 of the convertible loan.