Form 10-K/A
period 2015-08-31
SAUER ENERGY, INC.
filed 2015-12-08
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No.1)

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

Explanation:

This amendment is being filed to correct certain numerical errors on our balance sheets that were discovered after the original report was filed.

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

SAUER ENERGY, INC.

Date: December 7, 2015	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	December 7, 2015
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	December 7, 2015
Jeff Massey

/s/ ZohrehHashemi	Director	December 7, 2015
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

MartinelliMick PLLC

Spokane, Washington

November 30, 2015

SAUER ENERGY, INC.

Balance Sheets

	August 31,	August 31,
	2015	2014

ASSETS
Current Assets
Cash	$ 4,968	$ 459,363
Petty Cash	1,500	1,500
Prepaid Expenses	13,507	593
	19,975	461,456

Property and Equipment, net	113,201	146,704

Other Assets
Intangible Assets	1,292,984	1,410,973
Security Deposit	14,507	14,000
	1,307,491	1,424,973

Total Assets	$ 1,440,667	$ 2,033,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 14,566	$ 21,516
Convertible Loan and Interest Payable	275,000	600,000
Derivative Liability on Convertible Loans	446,785	1,025,000
Total Current Liabilities	736,351	1,646,516

Commitments & Contingencies	-	-

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