Form 10-Q
period 2015-11-30
SAUER ENERGY, INC.
filed 2016-01-19
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

000-53598

Commission File Number

SAUER ENERGY, INC.

(Name of small business issuer in its charter)

Nevada

26-3261559

(State or other jurisdiction of incorporation or organization)

(I.R.S.Employer Identificación NO.)

1620 Emerson Avenue, Oxnard, CA 93033

(Address of principal executive offices)

888-829-8748

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 182,455,780 shares of common stock, par value $0.0001 per share, as of January 18, 2016.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheet

	November 30,	August 31,
	2015	2015
	(Unaudited)
ASSETS
Current Assets
Cash	$ 65,812	$ 4,968
Petty Cash	1,500	1,500
Prepaid Expenses	13,507	13,507
	80,819	19,975

Property and Equipment, net	96,901	113,201

Other Assets
Intangible Assets	1,274,493	1,292,984
Security Deposit	16,502	14,507
	1,290,995	1,307,491

Total Assets	$ 1,468,715	$ 1,440,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ -	$ 14,566
Convertible Loan and Interest Payable	175,000	275,000
Derivative Liability on Convertible Loans	145,680	446,785
Total Current Liabilities	320,680	736,351

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
171,437,647 shares outstanding on November 30, 2015
148,173,100 shares outstanding on August 31, 2015	17,144	14,817
Additional Paid-In Capital	9,807,902	9,351,999
Accumulated deficit	(8,677,011)	(8,662,500)
Total Stockholders' Equity	1,148,035	704,316

Total Liabilities and Stockholders' Equity	$ 1,468,715	$ 1,440,667

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2015	2014

Revenue	$ -	$ -

General and Administrative Expenses:
Professional Fees	13,370	28,425
Consulting	33,310	43,814
Research & Development	45,174	39,614
Advertising and Marketing	33,178	4,433
Other General and Administrative Expenses	86,853	90,607
	211,885	206,893

Loss from operations	(211,885)	(206,893)

Other Income (expense)
Interest and finance	(103,730)	-
Changes in derivative liability	301,104	250,000
	197,374	250,000

Gain (Loss) before taxes	(14,511)	43,107

Provision (credit) for taxes	-	-

Net Gain (Loss)	$ (14,511)	$ 43,107

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ 0.00

Weighted average number of common shares outstanding, basic	158,910,765	115,150,246

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2015	2014
Cash flows from operating activities:
Net Gain (loss)	$ (14,511)	$ 43,107
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	18,491	18,490
Depreciation	17,760	14,502
Change in derivative liability	(301,105)	(250,000)
Finance cost of stock issuance	103,730	-
Changes in operating assets and liabilities:
Other Assets	(1,995)	161
Accounts payable and accrued expenses	(14,566)	(9,597)
Net cash flows (used by) operating activities	(192,196)	(183,337)

Cash flows from investing activities:
Purchase of furniture and equipment	(1,460)	-
Net cash (used by) investing activities	(1,460)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	254,500	-
Net cash provided by financing activities	254,500	-

Net increase (decrease) in cash	60,844	(183,337)
Cash, beginning of the period	4,968	460,863

Cash, end of the period	$ 65,812	$ 277,526

Supplemental cash flow disclosure:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

November 30, 2015

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended November 30, 2015 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2015, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three-month period ended November 30, 2015 are not necessarily indicative of results for the entire year ending August 31, 2016.

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

Sauer Energy, Inc. (the “Old Sauer”) was incorporated in California on August 7, 2008. The Company is engaged in the design and manufacture of vertical axis wind turbine (VAWT) systems.

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

Vehicle & Equipment

5 years

Furniture & Fixtures

7 Years

Fair Value of Financial Instruments - The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10, “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820- 10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The carrying amounts of the Company’s financial instruments as of November 30, 2015, reflect:

- Cash: Level One measurement based on bank reporting.

- Loan receivable and loans from Officers and related parties: Level 2 based on promissory notes.

- Derivative liability: Level two measurement based upon the relative fair market value of the Company’s free trading common stock.

Federal income taxes -The Company utilizes FASB ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when, in the opinion of management, it is “more likely-than-not” that a deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry-forward.  A valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the three months ended November 30, 2015, and November 30, 2014, was $45,174 and $39,614 respectively.

Advertising - Advertising and marketing expenses for the three months ended November 30, 2015, and November 30, 2014, was $33,178 and $4,433 respectively.

Basic and Diluted Earnings (Loss) Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 11) and the conversion of convertible loans (see Note 7).  For the three months ended November 30, 2015, the warrants would not have been exercised since they are priced significantly higher than the market value of the Company’s trading common stock, while the convertible loans would likely be converted due to the discount that would be applied to the market price. For the three months ended November 30, 2015, the exercise of warrants or conversions would be anti-dilutive since the Company was in a loss position, and they are not counted in the calculation of loss per share. The total common stock equivalents on a fully diluted basis if all outstanding agreements were exercised at November 30, 2015, and November 30, 2014, were 188,937,647and 127,650,246 shares, respectively.

Recent Accounting Pronouncements— Management has considered all recent accounting pronouncements.  The following pronouncement was deemed applicable to our financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not  expect that the adoption will  have a material impact on the Company’s financial position and results of operations.

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

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. For the three months ended November 30, 2015, and November 30, 2014, we recognized $0 in share based expense due to the issuance of common stock warrants.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $8,677,011 of November 30, 2015, and has no revenues.

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

Note 3 – Property and Equipment

Property and Equipment consisted of the following at	November 30, 2015	August 31, 2015
Computer and equipment & truck	$ 283,860	$ 282,399
Less: Accumulated depreciation/amortization	(186,959)	(169,199)
Property and equipment, net	$ 96,901	$ 113,200

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

Note 5 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2013.  Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.  The balances as of November 30, 2015, and August 31, 2015, are as follows:

	November 30, 2015	August 31,2015
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(307,099)	(288,608)
	$ 1,274,493	$ 1,292,984

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

	November 30, 2015	August 31,2015
Convertible Loans and Accrued Interest:
St. George Investments	$ 175,000	$ 275,000

Note 7 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At November 30, 2015, and November 30, 2014, the fully convertible shares would be 15,270,506 and 12,500,000 common shares, respectively.

	November 30, 2015	August 31,2015
Derivative Liabilities on Convertible Loans:
St. George Investments	$ 145,680	$ 446,785

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

Lease Commitments – as of November 30, 2015:

August 31,

Year	Lease
2016	126,130
2017	168,173
2018	168,173
2019	168,173

Note 9– Federal Income Taxes

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2034. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock,  unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $8.7M, which will expire in 2029 through 2034 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The total estimated deferred taxes as of August 31, 2015 is $3,035,289.  The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

For the three months ended November 30, 2015, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2015, through 2013, and could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

Note 11 – Warrants

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

The following table is a summary of information about the warrants outstanding at November 30, 2015:

Shares Underlying Warrants Outstanding

Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average
			Exercise Price
$0.30	5,000,000 Shares \ 5,000,000 Warrants	.18 years	$0.30

The following table is a summary of activity of outstanding stock warrants for the years ended August 31, 2015:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2015	5,000,000	0.30
Warrants expired	-	-
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, November 30,2015	5,000,000	0.30

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

As of November 30, 2015, the Company still owed St. George $175,000. See Note 6, 7 and 14.

NOTE 14 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, November 30th, 2015, through the filing of this Quarterly Report on Form 10-Q on January 18, 2015 and determined that only the following additional subsequent event has occurred:

Conversion of Settlement Debt—

On December 7, 2015, the Company authorized 3,086,420 shares of common stock at $0.01146 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On December 22, 2015, the Company authorized 2,181,501 shares of common stock at $0.01146 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

On January 13, 2016, the Company authorized 3,205,128 shares of common stock at $0.0078 per share to be issued in exchange for cancellation of $25,000 of the convertible loan.

As of January 18, 2016, the balance of the convertible note is $100,000.

Equity Purchase Agreement—

On December 7, 2015, the Company authorized 2,545,084 shares of common stock to be issued for $35,000 at $0.013752 per share pursuant to an Equity Purchase Agreement.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2015 v. three months ended November 30, 2014

We have not realized any revenue through November 30, 2015, however the net income reported for the three months ended November 30, 2014 pertains to Other Income and is the result of the change of Derivative Liabilities on Convertible Loans.  Our operating expenses increased to $211,885 for the three months ending November 30, 2015 from $206,893 for the three months ending November 30, 2014. Consulting expenses decrease to 33,310 for the three months ended November 30, 2015, from $43,814 for the three months ended November 30, 2014.These overall increases in expenses and increases in financing costs and changes in derivative liability resulted in our net loss of $14,511 for the three months ended November 30, 2015, as compared to the net income of $43,107 for the three months ended November 30, 2014. We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended November 30, 2015, was $192,196. Net cash flows used in investing was $1,460.  Net cash flows from financing activities for the three months ended November 30, 2015 was $254,500. We had cash resources of $65,812 at November 30, 2015, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on December 23, 2015, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.

As of December 23, 2015, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registrant’s Current Report on Form 8-K dated December 23, 2015, and the Registrant’s Registration Statement on Form S-1 Number 333-208866 and the following summary is qualified in its entirety by reference to such exhibits.

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BCPLLC, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BCPLLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BCPLLC.  BCPLLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees.

Funds realized through the EPA are being used by the Registrant as working capital for its operations.  To date we have drawn down $688,520.  We cannot draw down further amounts under the EPA unless we are able to file a post-effective amendment to our registration statement and have it ordered effective.  There can be no assurance we will be able to accomplish these goals.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2016, but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our November 30, 2015, Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2015.  Based on that evaluation, our Chief Executive Officer has concluded that as of November 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses that have caused management to conclude that, as of November 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2015, and the quarter ended November 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC

guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2015.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as part of this Report:

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

Date: January19, 2015

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)