Form 10-Q
period 2016-02-29
SAUER ENERGY, INC.
filed 2016-04-11
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

000-53598

Commission File Number

SAUER ENERGY, INC.

(Name of small business issuer in its charter)

Nevada

26-3261559

(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identificación No.)

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 212,563,019 shares of common stock, par value $0.0001 per share, as of April 11, 2016.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheet
	(unaudited)
	February 29,	August 31,
	2016	2015

ASSETS
Current Assets
Cash	$ 5,064	$ 4,968
Petty Cash	1,500	1,500
Prepaid Expenses	13,507	13,507
	20,071	19,975

Property and Equipment, net	79,158	113,201

Other Assets
Intangible Assets	1,256,003	1,292,984
Security Deposit	16,502	14,507
	1,272,505	1,307,491

Total Assets	$ 1,371,734	$ 1,440,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 24,980	$ 14,566
Note payable	45,000	-
Convertible Loan and Interest Payable	75,000	275,000
Derivative Liability on Convertible Loans	61,364	446,785
Total Current Liabilities	206,344	736,351
Commitments and Contingencies	-________________	-________________
Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares issued and outstanding
186,764,105 shares outstanding on February 29, 2016
148,173,100 shares outstanding on August 31, 2015	18,676	14,817
Additional Paid-In Capital	9,982,758	9,351,999
Accumulated deficit	(8,836,044)	(8,662,500)
Total Stockholders' Equity	1,165,390	704,316

Total Liabilities and Stockholders' Equity	$ 1,371,734	$ 1,440,667

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC. Statement of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28
	2016	2015	2016	2015

Revenue	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	20,938	20,347	34,308	48,772
Consulting	28,000	30,000	61,310	73,814
Research & development expense	51,806	94,081	192,596	133,695
Other general and administrative expenses	121,218	119,799	145,632	214,840
	221,962	264,227	433,846	471,121

Loss from operations	(221,962)	(264,227)	(433,846)	(471,121)

Other Income (expense)
Interest and finance	(21,388)	-	(125,118)	-
Changes in derivative liability	84,317	441,667	385,420	691,667
	62,929	441,667	260,302	691,667

Income (Loss) before taxes	(159,033)	177,440	(173,544)	220,546

Provision (credit) for taxes	-	-	-	-

Net Income (Loss)	$ (159,033)	$ 177,440	$ (173,544)	$ 220,546

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted average number of common shares outstanding, basic and diluted	179,429,661	116,005,571	170,260,964	115,150,246

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
(unaudited)

	For the Six Months Ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Net Income (loss)	$ (173,544)	$ 220,545
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	36,981	36,981
Depreciation	35,502	29,243
Change in derivative liability	(385,420)	(691,667)
Issuance of stock for services or claims
Finance cost of stock issuance	125,118	-
Changes in operating assets and liabilities:
Other Assets	(1,995)	(20)
Accounts payable and accrued expenses	10,414	(15,695)
Net cash flows (used by) operating activities	(352,944)	(420,613)

Cash flows from investing activities:
Purchase of furniture and equipment	(1,460)	(3,574)
Net cash (used by) investing activities	(1,460)	(3,574)

Cash flows from financing activities:
Proceeds from issuance of note payable	50,000	(100,000)
Payments on note payable	(5,000)	-
Proceeds from issuance of common stock, net of costs	309,500	100,000
Net cash (used by) provided by financing activities	354,500	-

Net increase (decrease) in cash	96	(424,187)
Cash, beginning of the period	4,968	460,863

Cash, end of the period	$ 5,064	$ 36,676

Supplemental cash flow disclosure:
Interest Paid	$ 0	$ 0
Taxes Paid	$ 0	$ 800

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

February 29, 2016

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three and six months ended February 29, 2016 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2015, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six-month period ended February 29, 2016 are not necessarily indicative of results for the entire year ending August 31, 2016.

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

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than six months to be cash equivalents.

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

The carrying amounts of the Company’s financial instruments as of February 29, 2016, reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the six months ended February 29, 2016, and February 28, 2015, was $96,977 and $133,695 respectively.

Advertising - Advertising and marketing expenses for the six months ended February 29, 2016, and February 28, 2015, was $42,646 and $10,613 respectively.

Basic and Diluted Earnings (Loss) Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 11) and the conversion of convertible loans (see Note 7).  For the three months ended February 29, 2016, the warrants would not have been exercised since they are priced significantly higher than the market value of the Company’s trading common stock, while the convertible loans would likely be converted due to the discount that would be applied to the market price. For the six months ended February 29, 2016, the exercise of warrants or conversions would be anti-dilutive since the Company was in a loss position, and they are not counted in the calculation of loss per share. All warrants expired in January, 2016, and no more were issued.  See Note 11 for additional discussion. The total common stock equivalents on a fully diluted basis if all outstanding agreements were exercised at February 29, 2016, and February 28, 2015, were -0- and 18,704,762 shares, respectively.

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

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. For the six months ended February 29, 2016, and February 28, 2015, we recognized $0 in share based expense due to the issuance of common stock warrants.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $8,836,044 of February 29, 2016, and has no revenues.

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

Note 3 – Property and Equipment

Property and Equipment consisted of the following at	February 29, 2016	August 31, 2015
Computer and equipment & truck	$ 283,860	$ 282,399
Less: Accumulated depreciation/amortization	(204,702)	(169,199)
Property and equipment, net	$ 79,158	$ 113,200

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

Note 5 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2013.  Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.  The balances as of February 29, 2016, and August 31, 2015, are as follows:

	February 29, 2016	August 31,2015
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(325,589)	(288,608)
	$ 1,256,003	$ 1,292,984

Note 6 – Notes and Convertible Loans and Interest Payable

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

On January 26, 2016, the Company executed a $50,000 note with a third party bearing interest at 10% due April 26, 2016.  The Note requires the Company to make prepayments equal to 25% of its equity line puts.  As at February 29, 2016, a total of $45,000 was due on this note.

	February 29, 2016	August 31,2015
Convertible Loans and Accrued Interest:
St. George Investments	$ 75,000	$ 275,000

Note 7 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At February 29, 2016, and February 28,

2015, the fully convertible shares would be 7,668,712 and 12,500,000 common shares, respectively.

	February 29, 2016	August 31,2015
Derivative Liabilities on Convertible Loans:
St. George Investments	$ 61,364	$ 446,785

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

Lease Commitments – as of February 29, 2016:

August 31,

Year	Lease
2016	84,087
2017	168,173
2018	168,173
2019	168,173

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

For the six months ended February 29, 2016, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2015, through 2013, and could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

During the quarter ending February 28, 2015, the Company issued 2,364,990 shares of common stock for $100,000 pursuant to a convertible note.

During the quarter ending May 31, 2015, the Company issued 3,921,422 shares of common stock for $125,000 pursuant to a convertible note.

During the quarter ending May 31, 2015, the Company authorized 4.4 million shares of common stock to be issued for services rendered.

During the quarter ending May 31, 2015, the Company issued 4,522,847 shares of common stock for $153,785 pursuant to an Equity Purchase Agreement

During the quarter ending August 31, 2015, the Company issued 7,175,278 shares of common stock for $125,000 pursuant to a convertible note.

During the quarter ending August 31, 2015, the Company authorized 500,000 shares of common stock at $0.05 per share to be issued pursuant to the consulting agreement of May 26, 2015.

During the quarter ending August 31, 2015, the Company issued 11,708,737 shares of common stock for $245,235 pursuant to an Equity Purchase Agreement.

During the quarter ending November 30, 2015, the Company issued 7,688,039 shares of common stock for $100,000 pursuant to a convertible note.

During the quarter ending November 30, 2015, the Company issued 15,576,508 shares of common stock for $254,000 pursuant to an Equity Purchase Agreement.

During the quarter ending February 29, 2016, the Company issued 11,077,216 shares of common stock for $100,000 pursuant to a convertible note.

During the quarter ending February 29, 2016, the Company issued 4,269,242 shares of common stock for $55,000 pursuant to an Equity Purchase Agreement.

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

During the fiscal year ended August 31, 2014, the Company entered into four private placement agreements for total cash proceeds of $250,000.  The private placements of 5,000,000 units consist of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.30 that expired January 31, 2016.

The following table is a summary of information about the warrants outstanding at February 29, 2016:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2015	5,000,000	0.30
Warrants expired	5,000,000	-
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, February 29, 2016	-0-	-0-

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

As of February 29, 2016, the Company still owed St. George $75,000. See Note 6, 7 and 14.

NOTE 14 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, February 29, 2016, through the filing of this Quarterly Report on Form 10-Q on April 11, 2016, and determined that only the following additional subsequent event has occurred:

Conversion in Settlement Debt—

From March 1, 2016, to present, the Company authorized 9,498,761 shares of common stock to be issued in exchange for cancellation of $75,000 of the convertible loan.

As of April 11, 2016, the balance of the convertible note is $0.00.

Equity Purchase Agreement—

From March 1, 2016, to present, the Company authorized 16,300,153 shares of common stock to be issued for $153,000 pursuant to an Equity Purchase Agreement.

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

RESULTS OF OPERATION

Six months ended February 29, 2016 v. six months ended February 28, 2015

We have not realized any revenue through February 29, 2016, however the net income reported for the six months ended February 28, 2015, pertains to Other Income and is the result of the change of Derivative Liabilities on Convertible Loans.  Our operating expenses decreased to $433,846 for the six months ending February 29, 2016, from $471,121 for the six months ending February 28, 2015. Consulting expenses decrease to $61,310 for the six months ended February 29, 2016, from $73,817 for the six months ended February 28, 2015. These overall decreases in expenses and increases in financing costs and changes in derivative liability resulted in our net loss of $173,544 for the six months ended February 29, 2016, as compared to the net income of $220,546 for the six months ended February 28, 2015. We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

Three months ended February 29, 2016 v. three months ended February 28, 2015

We have not realized any revenue through February 29, 2016, however the net income reported for the three months ended February 28, 2015, pertains to Other Income and is the result of the change of Derivative Liabilities on Convertible Loans.  Our operating expenses decreased to $221,962 for the three months ending February 29, 2016, from $264,227 for the three months ending February 28, 2015. Consulting expenses decrease to $28,000 for the three months ended February 29, 2016, from $30,000 for the three months ended February 28, 2015. These overall decreases in expenses and increases in financing costs and changes in derivative liability resulted in our net loss of $159,033 for the three months ended February 29, 2016, as compared to the net income of $177,440 for the three months ended February 28, 2015. We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six months ended February 29, 2016, was $352,944. Net cash flows used in investing was $1,460.  Net cash flows from financing activities for the six months ended February 29, 2016 was $354,500. We had cash resources of $5,064 at February 29, 2016, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on December 23, 2015, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.

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

On February 17, 2016, the Securities and Exchange deemed our Registration Statement that was filed on January 5, 2016, effective.  As stated above, we have begun exercising our put rights under the EPA.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2016, but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our February 29, 2016, Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 29, 2016.  Based on that evaluation, our Chief Executive Officer has concluded that as of February 29, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of February 29, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2015, and the quarter ended February 29, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of February 29, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2016.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Although there is substantial uncertainty in any such estimate, we anticipate the costs of implementing these remediation initiatives will be approximately $100,000 to $150,000 a year in increased salaries, legal and accounting expenses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 11, 2016

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)