Form 10-Q
period 2016-05-31
SAUER ENERGY, INC.
filed 2016-06-27
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 271,206,349 shares of common stock, par value $0.0001 per share, as of June 24, 2016.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheet

	(unaudited)
	May 31, 2016	8/31/2015

ASSETS
Current Assets
Cash	$ 61,223	$ 4,968
Petty Cash	1,500	1,500
Prepaid Expenses	-	13,507
	62,723	19,975

Property and Equipment, net	61,718	113,201

Other Assets
Intangible Assets	1,237,531	1,292,984
Security Deposit	16,502	14,507
	1,254,033	1,307,491

Total Assets	$ 1,378,474	$ 1,440,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 19,840	$ 14,566
Note payable	-	-
Convertible Loan and Interest Payable	-	275,000
Derivative Liability on Convertible Loans	-	446,785
Total Current Liabilities	19,840	736,351

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
268,819,942 shares outstanding on May 31, 2016 and
148,173,100 shares outstanding on August 31, 2015	26,881	14,817
Additional Paid-In Capital	10,935,480	9,351,999
Accumulated deficit	(9,603,727)	(8,662,500)
Total Stockholders' Equity	1,358,634	704,316

Total Liabilities and Stockholders' Equity	$ 1,378,474	$ 1,440,667

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Revenue	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	39,148	46,060	73,456	94,832
Consulting	495,770	155,920	557,080	229,734
Research & development expense	57,337	161,579	154,313	295,274
Other general and administrative expenses	123,616	106,198	364,870	321,038
	715,871	469,757	1,149,719	940,878
Loss from operations	(715,871)	(469,757)	(1,149,719)	(940,878)

Other Income (expense)
Interest and finance	(113,176)	(59,805)	(238,294)	(59,805)
Changes in derivative liability	61,363	(72,917)	446,785	618,750
	(51,813)	(132,722)	208,491	558,945
(Loss) before taxes	(767,684)	(602,479)	(941,228)	(381,933)
Provision (credit) for taxes	-	-	-	-
Net (Loss)	$ (767,684)	$ (602,479)	$ (941,228)	$ (381,933)

Basic and diluted earnings (loss) per common share,	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding, basic and diluted	230,506,741	122,118,859	191,280,841	117,780,618

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended
	May 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$ (941,228)	$ (381,933)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	54,936	55,472
Depreciation	51,500	45,227
Change in derivative liability	(446,785)	(618,750)
Issuance of stock for services or claims	499,470	284,600
Financing costs paid in shares	237,576	59,805
Changes in operating assets and liabilities:
Other Assets	10,512	593
Accounts payable and accrued expenses	5,274	(16,584)
Net cash flows (used by) operating activities	(528,745)	(571,570)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(16,010)
Net cash (used by) investing activities	-	(16,010)

Cash flows from financing activities:
Proceeds from issuance of note payable	50,000	-
Payments on note payable	(50,000)	(225,000)
Proceeds from issuance of common stock, net of costs	585,000	378,785
Net cash (used by) provided by financing activities	585,000	153,785

Net increase (decrease) in cash	56,255	(433,795)
Cash, beginning of the period	4,968	460,863

Cash, end of the period	$ 61,223	$ 27,068

Supplemental cash flow disclosure:
Interest paid	$ 719	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

May 31, 2016

(unaudited)

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three and nine months ended May 31, 2016 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2015, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine-month period ended May 31, 2016, are not necessarily indicative of results for the entire year ending August 31, 2016.

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

The carrying amounts of the Company’s financial instruments as of May 31, 2016, reflect:

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

Research and development costs - The Company expenses costs of research and development cost as incurred. Research and development costs for the three months ended May 31, 2016, and May 31, 2015, was $57,337 and $161,579 respectively and for the nine months ended May 31, 2016, and May 31, 2015, was $154,314 and $ 295,274.

Advertising - Advertising and marketing expenses for the three months ended May 31, 2016, and May 31, 2015, was $8,300  and $7,429 respectively and for the nine months ended May 31, 2016, and May 31, 2015, was $50,946 and $18,042.

Basic and Diluted Earnings (Loss) Per Share - Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 11) and the conversion of convertible loans (see Note 7).  For the three and nine months ended May 31, 2016, all warrants had expired and there were no convertible instruments.  For the three and nine months ended May 31, 2015 fully diluted shares were excluded, as they were considered anti-dilutive since the Company was in a loss position, and they are not counted in the calculation of loss per share. See Note 11 for additional discussion. The total common stock equivalents on a fully diluted basis.

Recent Accounting Pronouncements— Management has considered all recent accounting pronouncements.  The following pronouncement was deemed applicable to our financial statements.

•

Update 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•

Update 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•

Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•

Update 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•

Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•

Update 2016-06 —Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)

•

Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

•

Update 2015-17 —Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

•

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

•

Update 2015-15—Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)

Share based payments and awards

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) (now contained in FASB Codification Topic 718, Compensation-Stock Compensation, or Topic 718), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of Topic 718; however, the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly. For the nine months ended May 31, 2016, and May 31, 2015, we recognized $0 in share based expense due to the issuance of common stock warrants.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $9,603,727 of May 31, 2016, and has no revenues.

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

Note 3 – Property and Equipment

Property and Equipment consisted of the following at	May 31, 2016	August 31, 2015
Computer and equipment & truck	$ 282,416	$ 282,399
Less: Accumulated depreciation/amortization	(220,698)	(169,198)
Property and equipment, net	$ 61,718	$ 113,201

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

Note 5 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2013.  Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.  The balances as of May 31, 2016, and August 31, 2015, are as follows:

	May 31, 2016	August 31,2015
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(344,060)	(288,608)
	$ 1,237,532	$ 1,292,984

Note 6 – Notes and Convertible Loans and Interest Payable

The Company entered into note agreements and subsequent modifications and settlements on convertible notes.  These notes are convertible into the Company’s common stock and are due usually within one year.  The notes were issued with original issuance discounts of twelve percent which were immediately convertible into common stock and if the note was not repaid in ninety days the zero percent interest rate was replaced with an immediate prepaid interest charge at ten percent with was subject to conversion.  The Conversion terms were both fixed and variable if the trading prices did not meet the fix conversion price.  See the derivative discussion in Note 7 concerning these loans.

On January 26, 2016, the Company executed a $50,000 note with a third party bearing interest at 10% due April 26, 2016.  The Note requires the Company to make prepayments equal to 25% of its equity line puts.  As at May 31, 2016, there were no notes outstanding.

	May 31, 2016	August 31,2015
Convertible Loans and Accrued Interest:
St. George Investments	$ -0-	$ 275,000

Note 7 – Related Party Share Issuances

During the quarter ending May 31, 2016, 10M shares of common stock were issued to Dieter Sauer and 13M shares of common stock were issued to Ana Sauer.

Note 8 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than

$0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At May 31, 2016, and May 31, 2015, the fully convertible shares would be $-0- and 15,625,000 common shares, respectively.

	May 31, 2016	August 31,2015
Derivative Liabilities on Convertible Loans:
St. George Investments	$ -0-	$ 446,785

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

Lease Commitments – as of May 31, 2016:

August 31,

Year	Lease
2016	$ 42,043
2017	168,173
2018	168,173
2019	168,173

Note 10 – Federal Income Taxes

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

For the nine months ended May 31, 2016, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2015, through 2013, and could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

During the quarter ending May 31, 2016, the Company issued 40,950,000 shares of common stock was issued for services rendered.

During the quarter ending May 31, 2016, 75,000 shares were cancelled and returned to treasury.

During the quarter ending May 31, 2016, the Company issued 9,498,761 shares of common stock for $125,000 pursuant to a convertible note.

During the quarter ending May 31, 2016, the Company issued 31,682,076 shares of common stock for $275,500 pursuant to an Equity Purchase Agreement.

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

The following table is a summary of information about the warrants outstanding at May 31, 2016:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2015	5,000,000	0.30
Warrants expired	5,000,000	-
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, May 31, 2016	-0-	-0-

NOTE 13 - Litigation

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

As of May 31, 2016, the note has been paid in full.

NOTE 14 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, May 31, 2016, through the filing of this Quarterly Report on Form 10-Q on June 27, 2016, and determined that only the following additional subsequent event has occurred:

Equity Purchase Agreement—

From June 1, 2016, to present, the Company authorized 2,386,407 shares of common stock to be issued for $50,000 pursuant to an Equity Purchase Agreement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RESULTS OF OPERATION

Nine months ended May 31, 2016 v. nine months ended May 31, 2015

We have not realized any revenue through May 31, 2016, however the Other income is the result of the change in Derivative Liabilities on Convertible Loans.  Our operating expenses increased to $1,149,719 for the nine months ending May 31, 2016, from $940,878 for the nine months ending May 31, 2015. Consulting expenses increase to $557,080 for the nine months ended May 31, 2016, from $229,734 for the nine months ended May 31, 2015. These overall increases in expenses and increases in financing costs and changes in derivative liability resulted in our net loss of $941,228 for the nine months ended May 31, 2016, as compared to the net loss of $381,933 for the nine months ended May 31, 2015. We anticipate continued increased costs associated with increased levels of operation and our marketing processes which will begin in the current fiscal year.

Three months ended May 31, 2016 v. three months ended May 31, 2015

We have not realized any revenue through May 31, 2016, however the Other Income is the result of the change of Derivative Liabilities on Convertible Loans.  Our operating expenses increased to $715,871 for the three months ending May 31, 2016, from $469,757 for the three months ending May 31, 2015. Consulting expenses increased to $495,770 for the three months ended May 31, 2016, from $155,920 for the three months ended May 31, 2015. These overall increases in expenses and increases in financing costs and changes in derivative liability resulted in our net loss of $767,684 for the three months ended May 31, 2016, as compared to the net loss of $602,479 for the three months ended May 31, 2015. We anticipate continued increased costs associated with increased levels of operation and our marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine months ended May 31, 2016, was $528,745. Net cash flows used in investing was $-0-.  Net cash flows from financing activities for the nine months ended May 31, 2016 was $585,500. We had cash resources of $61,223 at May 31, 2016, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on December 23, 2015, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.

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

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our May 31, 2016, Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2016.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2015, and the quarter ended May 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of May 31, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorney’s fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase an additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. The foregoing is a summary only and is qualified by reference to the settlement agreement included as an exhibit to the Company’s Form 10-K for the year ended August 31, 2014.  As of May 31, 2016, the note and settlement has been paid in full.

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

Date: June 27, 2016

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)