Form 10-K
period 2016-08-31
SAUER ENERGY, INC.
filed 2016-11-21
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2016

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

Large accelerated filer   Accelerated filer [ ]  Non-accelerated Filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2016:  $5,385,119

The number of shares of the registrant’s common stock outstanding as of November 21, 2016: 294,300,893

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

Corporate Expansion

We relocated to a new production facility, which is significantly larger than the one we occupied for the past three years.    In anticipation of the machines we will need for production and the inventory we will have to house, it was necessary to find a building to meet our growing needs.

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

SEI has been issued a design patent, a utility patent, No 7,798,766, granted September 21, 2010, a design patent, No D638,358, granted May 24, 2011, and a utility patent, No 8,779,616, granted on July 15, 2014, for a vertical axis wind turbine that is designed to be reliable, efficient and inexpensive through the process of which was started before the acquisition.  In addition, SEI is in process for several patents pending, domestically and internationally, and trademarks at the present time.

Resulting from the HelixWind asset purchase, SEI, acquired a utility patent, No 7,984,110, granted May 24, 2011, a utility plus a utility patent, No 8,084,881, granted December 27, 2011, and a utility patent, No 8,779,616, granted on July 15, 2014, for a vertical axis wind turbine that is designed to be pole mounted, and SEI is continuing the patent process on behalf of the Helix design for several domestic and international patents.

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

Residential

Some of our small VAWT Systems are designed to be customized to fit almost any building.  We foresee our systems being used in residences as back-up power for black outs, to reduce power grid consumption and for generation of power to be inserted into the grid for revenue.

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

Management secured an Equity Purchase Agreement for up to $3 million from Beaufort Capital Partners, LLC and through October 12, 2015, had availed itself of $516,520 under this agreement.  We were not able to avail ourselves of further funds under this Equity Purchase Agreement after October 31, 2015.

On December 21, 2015, management secured an Equity Purchase Agreement for up to $3 million from Beaufort Capital Partners, LLC and through June 27, 2016, all the registered shares were sold and the Company had availed itself of $393,610.

Management secured an Equity Purchase Agreement for up to $3 million from Beaufort Capital Partners, LLC on July 1, 2016, and through November 16, 2016, has availed itself of $262,500 under this agreement.

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

 Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $215,000 on research and development in fiscal 2016, and $393,307 in fiscal 2015.  Our primary focus now will be on manufacturing, however, we plan to continue research and development.  We do not anticipate that our research and development expenditures will continue to rise in the current year if we are able to secure financing so that we have the resources to begin manufacturing.

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

Employees

As of August 31, 2016, we had 14 independent contractors. We retain a limited number of independent contractors to perform projects on an “as needed basis”.   Due to our preliminary early phase operations we have not engaged employees to date, but as we enter the manufacturing stage we anticipate that we will hire employees.  We believe our relationships with our current independent contractors are good.  To implement our business strategy, we expect, over time, continued growth in our independent contractor and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.  As the Company begins to sell wind turbines, we will be restructuring and our officers will become employees of the Company.

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

 We do not have sufficient cash on hand.

As at August 31, 2016, we had $46,585 cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $7,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.

On February 27, 2015, we entered into an Equity Purchase Agreement with Beaufort Capital Partners, LLC.  On March 17, 2015 we filed an S-1 Registration Statement which the SEC deemed effective on April 27, 2015.  To date we have received $516,020 under the Equity Purchase Agreement.

On December 21, 2015, we entered into an Equity Purchase Agreement with Beaufort Capital Partners, LLC.  On January 5, 2016, we filed an S-1 Registration Statement which the SEC deemed effective on February 17, 2016.  We received a total of $393,610 under the Equity Purchase Agreement.

On July 1, 2016, we entered into an Equity Purchase Agreement with Beaufort Capital Partners, LLC.  On July 15, 2016, we filed an S-1 Registration Statement which the SEC deemed effective on September 8, 2016.  Therefore, as of August 31, 2016, we had not received any funds under the Equity Purchase Agreement.  As of November 16, 2016, we have received $262,500 under the Equity Purchase Agreement.

We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits, which raises substantial doubt as to the Company’s ability to continue as a going concern.

We did not conduct any offerings of our common stock, under regulation D during fiscal 2016.

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

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is not expressly reporting on our internal controls and the lack of such report on such assessment, may cause investor confidence and share value may be negatively impacted.  We currently do not have a sufficient number of management and independent contractors to establish adequate controls and procedures.

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

Control by Management

As of August 31, 2016, we are effectively controlled by management, specifically Dieter Sauer, Jr., our CEO and director, who owns 49,812,500 shares or 18% of our 273,433,664 issued and outstanding shares of common stock. As of August 31, 2016, we are able to exercise effective control by management, since their interest is substantial and unchallenged by any other shareholders’ with substantial interests or directorship of the company. All of our officers and directors as a group control 62,852,500 shares or 23%. Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of August 31, 2016 we had 273,433,664 shares of common stock outstanding, 185,693,772 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

23,000,000 shares were originally registered in the Beaufort S-1 of and we issued 16,231,584 over 8 Puts as of August 31, 2015. In the Sauer v. St George settlement, 5,000,000 shares were issued as free trading. Payments to St George for a note were converted and 11,891,270 shares were issued as free trading. Therefore, 13,052,392 shares are available for sale under Rule 144.

38,000,000 were originally registered in the Beaufort S-1 filed on January 5, 2016, and we issued 37,999,956 shares over 13 Puts as of August 31, 2016.

55,700,000 shares were originally registered in the Beaufort S-1 of July 15, 2016.  As of August 31, 2016, we had not issued any shares; as of November 16, 2016, we issued 20,867,229 over 10 Puts under the Equity Purchase Agreement.  Therefore, 34,832,277 shares are available for sale under Rule 144.

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

Shares Eligible for Future Sale

Of our 273,433,664 issued and outstanding shares, 185,693,772 are currently free trading.  In addition, we believe that approximately 87,739,892 shares are currently restricted but are presently eligible or become eligible to become free trading under Rule 144 under the Securities Act of 1933, as amended, in the next six months.  In addition, each of our officers, directors or affiliates, who own an aggregate of 62,852,500 shares may sell 1% of our outstanding shares (approximately 2,734,367 shares) every three months under Rule 144.

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

The Settlement was completed on April 6, 2016.

ITEM 4.               MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5.  MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

Since August 13, 2009, our common stock has been quoted on the Over the Counter Bulletin Board under the symbol “BCOZ” through October 19, 2010 and the Symbol “SENY”, thereafter.   During the year ended August 31, 2010, there were no trades prior to July 25, 2010. Thereafter our common stock traded was quoted on the Over the Counter Bulletin Board at prices ranging from $0.010 to $1.60. These prices represent interdealer quotations and may not represent actual trades.

The following chart sets forth certain information regarding the closing prices of our stock for the period indicated.

Fiscal Year Ended August 31, 2016

	High Closing Price	Low Closing Price

First Quarter	$0.040	$0.020

Second Quarter	$0.030	$0.010

Third Quarter	$0.040	$0.010

Fourth Quarter	$0.040	$0.030

Fiscal Year Ended August 31, 2015

	High Closing Price	Low Closing Price

First Quarter	$0.11	$0.10

Second Quarter	$0.070	$0.065

Third Quarter	$0.049	$0.045

Fourth Quarter	$0.040	$0.038

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

Holders

As of August 31, 2016, we had 133 shareholders of record and 273,433,664 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name or as an escrow agent.

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

RESULTS OF OPERATIONS

Fiscal Year 2016 vs. Fiscal Year 2015

Operations

We have not realized any revenue through August 31, 2016.  Our operating expenses increased to $1,397,733 for FY 2016 from $1, 269,225 for FY 2015. Consulting expenses increased in FY 2016 to $609,709 from $266,606 in FY 2015 due to having proved our concept and devoting resources to the certification process, as well as calibrating our turbines to harmonize with peripheral components.  We anticipate continued increased costs associated with increased levels of operation and our manufacturing and marketing processes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2016, was $726,175 which was offset by net proceeds of $767,792 from financing activities.  We had $46,585 cash on hand at the end of the year ended August 31, 2016.

As of December 21, 2015, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BCPLLC, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BVPLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BCPLLC.  BCPLLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant on January 5, 2016.  It was ordered effective by the SEC on February 17, 2016.

Funds realized through the EPA entered into on December 21, 2015, were used by the Registrant as working capital for its operations.  We have drawn down $393,610, as of June 27, 2016 and there are no more shares in connection with this EPA.

As of July 1, 2016, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BCPLLC, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that BVPLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BCPLLC.  BCPLLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant on July 15, 2016.  It was ordered effective by the SEC on September 8, 2016.

Funds were not able to drawn from the agreements entered into on July 1, 2016, as of August 31, 2016.  As of November 16, 2016, Registrant has drawn down $262,500, used as working capital for its operations.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2017, but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

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

There are none.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2016.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of August 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

   1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2016.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2016.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of director’s results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal year ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

PART 1II

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2016, are:

Name	Age	Position(s)
Dieter R. Sauer, Jr.	61	Director and CEO
Ana Sauer	66	Secretary and Director
Jeff Massey	61	Director
Zohreh Hashemi	63	Director

Dieter R Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Sauer Energy, Inc., a California corporation that Mr. Sauer originally founded, became our operating subsidiary.  It was dissolved in August, 2012.

Prior thereto from 2001 he was an independent marketing, sales and business development consultant.   The salary paid to Mr. Sauer was $61,000, and to Ana Sauer was $27,500, during FY 2016.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2016 and 2015, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

  Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Comp.	Total
Dieter R. Sauer Jr.,	2016	$ 61,000	-	121,000	-	-	-	$ 182,000
CEO (and CFO)	2015	68,000	-	-	-	-	-	68,000
								-
Ana Sauer,	2016	27,500	-	149,600	-	-	-	177,100
Secretary	2015	43,500	-	-	-	-	-	43,500

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

ITEM 12.            SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of August 31, 2016 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 1620 Emerson Avenue, Oxnard, CA, 93033-1845. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

NAME and ADDRESS OF BENEFICIAL OWNER	OFFICE	AMOUNT and NATURE of BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Dieter Sauer, Jr.	Director, CEO, President	49,812,500 common shares held directly	18%
Ana Sauer	Secretary	13,000,000	4.7%
Jeff Massey	Director	20,000	*
Zoreh Hashemi	Director	20,000	*
All Officers and Directors as a group (4 Persons)		62,852,500 common shares held directly	23%

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

Director Independence

We believe that our directors, Jeff Massey and Zohreh Hashemi, are considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards due to their lack of any positions with us other than director and minimal stock ownership in us.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Fruci & Associates II, PLLC, for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended August 31, 2016, and 2015 was approximately $15,000 and $15,000, respectively.

 Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES –

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

SAUER ENERGY, INC.

Date: November 21, 2016	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	November 21, 2016
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	November 21, 2016
Jeff Massey

/s/ ZohrehHashemi	Director	November 21, 2016
ZohrehHashemi

SAUER ENERGY, INC.

FINANCIAL STATEMENTS

(Audited)

FISCAL YEAR END AUGUST 31, 2016

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sauer Energy, Inc.

We have audited the accompanying balance sheets of Sauer Energy, Inc. as of August 31, 2016 and 2015, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2016. Sauer Energy Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sauer Energy, Inc. as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC
Spokane, Washington
November 21, 2016

SAUER ENERGY, INC.
Balance Sheet

	August 31, 2016	August 31, 2015

ASSETS
Current Assets
Cash	$ 46,585	$ 4,968
Petty Cash	1,500	1,500
Prepaid Expenses	-	13,507
	48,085	19,975

Property and Equipment, net	68,123	113,201

Other Assets
Intangible Assets, net	1,202,807	1,292,984
Security Deposit	16,502	14,507
	1,219,309	1,307,491

Total Assets	$ 1,335,517	$ 1,440,667

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 25,037	$ 14,566
Accounts Payable and accrued liabilities - Related Party	$ 8,000	$ -
Note payable	90,000	-
Convertible Loan and Interest Payable	-	275,000
Derivative Liability on Convertible Loans	-	446,785
Total Current Liabilities	123,037	736,351

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
273,433,664 shares outstanding on August 31, 2016 and
148,173,100 shares outstanding on August 31, 2015	27,343	14,817
Additional Paid-In Capital	11,075,385	9,351,999
Accumulated deficit	(9,890,248)	(8,662,500)
Total Stockholders' Equity	1,212,480	704,316

Total Liabilities and Stockholders' Equity	$ 1,335,517	$ 1,440,667

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations

	For the Years Ended
	August 31,
	2016	2015
Revenue	$ -	$ -

General and Administrative Expenses:
Professional Fees	86,041	110,932
Consulting	609,709	266,606
Research & development expense	214,800	393,307
Other general and administrative expenses	487,183	498,380
	1,397,733	1,269,225
Loss from operations	(1,397,733)	(1,269,225)

Other Income (expense)
Interest and finance	(276,798)	(155,090)
Changes in derivative liability	446,784	578,215
	169,986	423,125
(Loss) before taxes	(1,227,747)	(846,100)
Provision (credit) for taxes	-	-
Net (Loss)	$ (1,227,747)	$ (846,100)

Earnings (loss) per common share, basic and diluted	$ (0.01)	$ (0.01)
Basic and diluted weighted average number of common shares outstanding, basic	210,411,932	123,653,300

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Stockholders' Equity (Deficit)
for the period ending August 31, 2016
					Total
	Common Stock		Additional		Shareholders'
	Number of		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances August 31, 2014	115,150,246	$ 11,515	$ 8,191,503	$ (7,816,401)	$ 386,617
Shares issued for cash per LOC					-
Shares issued for cash per LOC	16,231,584	1,623	552,573		554,196
Shares issued for services	4,900,000	490	284,112		284,602
Shars issued for note conversions	11,891,270	1,189	323,811		325,000
					-
net (loss)				(846,100)	(846,100)
Balances August 31, 2015	148,173,100	$ 14,817	$ 9,351,999	$ (8,662,501)	$ 704,315
					-

Shares issued for Cash	19,825,750	1,983	432,636		434,618
Shares issued for note conversion	18,765,255	1,877	198,123		200,000

Shares issued for Cash	31,682,076	3,168	379,467		382,635
Shares issued for note conversion	9,498,761	950	74,050		75,000
Shares issued for services	40,875,000	4,088	499,200		503,288
					-
Shares issued for Cash	2,386,407	239	69,206		69,445
Shares issued for Cash	2,227,315	222	66,601		66,823
					-
					-
Financing fees paid in shares			4,103		4,103
net (loss)				(1,227,747)	(1,227,747)

Balances August 31, 2016	273,433,664	27,343	11,075,385	(9,890,248)	1,212,480

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows

	For the Years Ended
	August 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$ (1,227,747)	$ (846,100)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	90,177	117,989
Depreciation	45,078	62,622
Change in derivative liability	(446,785)	(578,215)
Issuance of stock for services or claims	503,288	284,600
Financing costs paid in shares	279,832	-
Changes in operating assets and liabilities:
Other Assets	11,511	(13,421)
Accounts payable and accrued expenses	10,471	-
Accounts payable and accrued expenses - Related Party	8,000	(6,947)
Net cash flows used by operating activities	(726,175)	(979,472)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(29,119)
Net cash used by investing activities	-	(29,119)

Cash flows from financing activities:
Proceeds from issuance of note payable	140,000	-
Payments on note payable	(50,000)	-
Proceeds from issuance of common stock, net of costs	677,792	554,196
Net cash provided by financing activities	767,792	554,196

Net increase (decrease) in cash	41,617	(454,395)
Cash, beginning of the period	4,968	459,363

Cash, end of the period	$ 46,585	$ 4,968

Supplemental cash flow disclosure:
Interest paid	$ 719	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2016

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

The Company leases warehouse/office facilities in Camarillo, California, in which the Company develops wind power technology.  A production prototype of a vertical axis wind turbine (“VAWT”) has been developed.  Its compact size is aimed at the small business and home market. The company is focused on plans to manufacture and distribute the product.  In May, 2012, the acquisition of the entire assets of a wind turbine company added two more wind turbine models to the Company, together with patents and a distribution network. During 2015 and 2016, the Company continued to develop its technology.

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

The carrying amounts of the Company’s financial instruments as of August 31, 2016, reflect:

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the fiscal years ended August 31, 2016, and August 31, 2015, were $214,800 and $393,307 respectively.

Advertising and marketing expenses

Costs for advertising and marketing for the fiscal years ended August 31, 2016 and 2015 were 59,471 and $25,945 respectively.

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

Basic and Diluted Earnings (Loss) Per Share –

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of warrants to purchase common stock, (see Note 13) and the conversion of convertible loans (see Note 8).  However, their exercise would be anti-dilutive, since the Company is in a loss position, and they are not counted in the calculation of loss per share.

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

•

Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

•

Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•

Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

•

Update 2016-06 —Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)

•

Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

•

Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(9,890,248) as of August 31, 2016, has had no revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at August 31, 2016 and August 31, 2015:

	2016	2015
Computers and equipment	272,999	272,999
Truck and Trailer	9,400	9,400
Less accumulated depreciation	(214,276)	(169,198)
Property and equipment, net	68,123	113,201

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In Fiscal Years Ended 2016 and 2015, depreciation was $45,078 and $62,622, respectively.

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

	August 31,
	2016	2015
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(378,785)	(288,608)
	$ 1,202,807	$ 1,292,984

In Fiscal Years End 2016 and 2015, the amortization expense was $90,177 and $117,989, respectively.

Note 7 - Notes Payable

On July 26, 2016, the Company entered into short term note agreement with Beaufort Capital Partners, LLC. In the amount of $50,000 with an interest rate of 10% per annum, with a due date of October 26, 2016.  It has been paid in full.

On August 30, 2016 the Company entered into short term note agreement with Beaufort Capital Partners, LLC. In the amount of $40,000 with an interest rate of 10% per annum, with a due date of December 1, 2016.

Note 8 – Convertible Loans and Interest Payable

The Company entered into note agreements and subsequent modifications and settlements on convertible notes.  These notes are convertible into the Company’s common stock and are due usually within one year.  The notes were issued with original issuance discounts of twelve percent which was immediately convertible into common stock and if the note was not repaid in ninety days the zero percent interest rate was replaced with an immediate prepaid interest charge at ten percent with was subject to conversion.  The Conversion terms were both fixed and variable if the trading prices did not meet the fix conversion price.  See the derivative discussion in Note 9 concerning these loans. As of March 18, 2016, this note was satisfied in full. See note 12 below for a detail of the shares issued for the conversions.

August 31,

2016          2015

Convertible Loans and Accrued Interest:

St. George Investments	$ -	$ 275,000

Note 9 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.   At August 31, 2016, and 2015, the fully convertible shares would be -0- and 12,500,000 common shares, respectively.

August 31,

2016

2015

Derivative Liabilities on Convertible Loans:

St. George Investments	$ -0-	$ 446,785

Note 10 -- Related Party Note

As of August 31, 2016, we have related party payables to Dieter Sauer, and Ana Sauer in the amounts of $5,000 and $3,000, respectively, for consulting in the month of August, 2016.  Dieter Sauer, who is the President and CEO, and Ana Sauer, who is the Corporate Secretary, are husband and wife.

Dominique Sauer, who is the son of Dieter and Ana Sauer, is a building contractor.  From time to time, he has been hired to work on the Sauer Energy facility.  These transactions were all done at arms-length and the compensation is in line with or below the industry standard.  All has been in the normal course of business and for the good of the Company.

Note 11 – Commitments and Contingencies

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

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease

2017	168,173
2018	168,173
2019	168,173
2020	168,173

Rent expense for the three and nine months ended August 31, 2016, and 2015 was $42,043 and $126,129 And $21,000 and $63,000 respectively.

Note 12 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $9,890,000, which will expire in 2029 through 2035 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of August 31, 2016 and 2015 recognized net operating losses of approximately $1,227,747 and $846,000, respectively.  The total estimated deferred tax asset as of August 31, 2016 was $3,460,000.  The net increases for the years ended August 31, 2016 and 2015 are approximately $430,000 and $287,000.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

For the year ended August 31, 2016, and 2015, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2013 through 2015, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 13 – Capital Stock

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

During the quarter ending August 31, 2016, the Company issued 20,867,229 shares of common stock for $262,500 pursuant to an Equity Purchase Agreement.

The Company has not recognized any equity transactions in warrants for the year ended August 31, 2016.

Note 14 – Warrants

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

The following table is a summary of information about the warrants outstanding at August 31, 2016:

Shares Underlying Warrants Outstanding

Range of Exercise Price	Shares Underlying \Warrants Outstanding	Weighted Average Remaining Contractual Life	Weighted Average
Exercise Price
$0.40 $0.18 - $0.30	800,000 Shares \ 800,000 Warrants 6,000,000 Shares \ 6,000,000 Warrants	0 0 years 0 years	$0.32 $0.28

The following table is a summary of activity of outstanding stock warrants for the years ended August 31, 2016:

	Number of Warrants	Weighted Average Exercise Price
Balance, August 31, 2015	5,000,000	0.29
Warrants expired	(5,000,000)	0.29
Warrants cancelled	-	-
Warrants Granted	-	-
Warrants exercised	-	-
Balance, August 31, 2016	-	-

NOTE 15 - Contingencies, Litigation

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

Full and final settlement was completed on April 6, 2016.

NOTE 16 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, August 31st, 2016, through the filing of this Annual Report on Form 10-K on November 18, 2016, and determined that the following additional subsequent events have occurred:

On September 9, 2016, the Company authorized 1,388,889 shares of common stock to be issued for $25,000 at $0.0180 per share pursuant to an Equity Purchase Agreement.

On September 19, 2016, the Company authorized 2,256,944 shares of common stock to be issued for $32,500 at $0.0140 per share pursuant to an Equity Purchase Agreement.

On September 27, 2016, the Company authorized 1,736,111 shares of common stock to be issued for $25,000 at $0.0140 per share pursuant to an Equity Purchase Agreement.

On September 30, 2016, the Company authorized 1,736,111 shares of common stock to be issued for $25,000 at $0.0140 per share pursuant to an Equity Purchase Agreement.

On October 7, 2016, the Company authorized 1,744,835 shares of common stock to be issued for $25,000 at $0.0143 per share pursuant to an Equity Purchase Agreement.

On October 18, 2016, the Company authorized 2,079,175 shares of common stock to be issued for $25,000 at $0.0120 per share pursuant to an Equity Purchase Agreement.

On October 26, 2016, the Company authorized 2,314,815 shares of common stock to be issued for

$25,000 at $0.0108 per share pursuant to an Equity Purchase Agreement.

On November 1, 2016, the Company authorized 2,378,234 shares of common stock to be issued for $25,000 at $0.0105 per share pursuant to an Equity Purchase Agreement.

On November 7, 2016, the Company authorized 2,378,234 shares of common stock to be issued for $25,000 at $0.0105 per share pursuant to an Equity Purchase Agreement.

On November 10, 2016, the Company authorized 2,853,881 shares of common stock to be issued for $25,000 at $0.0105 per share pursuant to an Equity Purchase Agreement.

As of November 16, 2016, $50,717.47 was paid from the proceeds of the sale of stock pursuant to the terms of the July 26, 2016, Note of $50,000 and it was paid in full.

As of November 16, 2016, $14,283.00 was paid from the proceeds of the sale of stock pursuant to the terms of the August 30, 2016, Note of $40,000.