Form 10-Q
period 2016-11-30
SAUER ENERGY, INC.
filed 2017-01-12
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 310,558,696 shares of common stock, par value $0.0001 per share, as of January 11, 2017.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheet

	November 30, 2016	August 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 51,751	$ 46,585
Petty Cash	1,500	1,500
Prepaid Expenses	-	-
	53,251	48,085

Property and Equipment, net	57,201	68,123

Other Assets
Intangible Assets - net	1,180,263	1,202,807
Security Deposit	16,502	16,502
	1,196,765	1,219,309

Total Assets	$ 1,307,217	$ 1,335,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 9,467	$ 25,037
Accounts Payable and accrued liabilities - Related Party	6,500	8,000
Note payable	10,717	90,000
Total Current Liabilities	26,684	123,037

Commitments and Contingencies	$ -	$ -

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
299,509,226 shares outstanding on November 30, 2016 and
273,433,664 shares outstanding on August 31, 2016	29,951	27,343
Additional Paid-In Capital	11,520,694	11,075,385
Accumulated deficit	(10,270,112)	(9,890,248)
Total Stockholders' Equity	1,280,533	1,212,480

Total Liabilities and Stockholders' Equity	$ 1,307,217	$ 1,335,517

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
(Unaudited)
	For the Three Months Ended
	November 30,
	2016	2015
Revenue	$ -	$ -

General and Administrative Expenses:
Professional Fees	13,000	13,370
Consulting	52,850	33,310
Research & development expense	71,933	45,174
Advertising and Marketing	9,005	33,178
Other general and administrative expenses	105,686	86,853
	252,474	211,885
Loss from operations	(252,474)	(211,885)

Other Income (expense)
Interest and finance	(127,390)	(103,730)
Changes in derivative liability	-	301,104
	(127,390)	197,374
(Loss) before taxes	(379,864)	(14,511)
Provision (credit) for taxes	-	-
Net (Loss)	$ (379,864)	$ (14,511)

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)
Basic and diluted weighted average number of common shares outstanding, basic	284,580,339	158,910,765

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
(Unaudited)
	For the Three Months Ended
	November 30,
	2016	2015
Cash flows from operating activities:
Net (loss)	$ (379,864)	$ (14,511)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	22,544	18,490
Depreciation	10,922	17,760
Change in derivative liability	-	(301,105)
Issuance of stock for services or claims	-	-
Financing costs paid in shares	125,417	103,730
Changes in operating assets and liabilities:
Other Assets	-	(1,994)
Accounts payable and accrued expenses	(17,070)	(14,566)
Net cash flows (used by) operating activities	(238,051)	(192,196)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(1,460)
Net cash (used by) investing activities	-	(1,460)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-
Payments on note payable	(79,283)
Proceeds from issuance of common stock, net of costs	322,500	254,500
Net cash (used by) provided by financing activities	243,217	254,500

Net increase (decrease) in cash	5,166	60,844
Cash, beginning of the period	46,585	4,968

Cash, end of the period	$ 51,751	$ 65,812

Supplemental cash flow disclosure:
Interest paid	$ 991	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

November 30, 2016

(unaudited)

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS:

These unaudited interim financial statements as of and for the three months ended November 30, 2016 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2016, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three-month period ended November 30, 2016, are not necessarily indicative of results for the entire year ending August 31, 2017.

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

The Company leases warehouse/office facilities in Oxnard, California, in which the Company develops wind power technology.  A production prototype of a vertical axis wind turbine (“VAWT”) has been developed.  Its compact size is aimed at the small business and home market. The company is focused on plans to manufacture and distribute the product.  In May, 2012, the acquisition of the entire assets of a wind turbine company added two more wind turbine models to the Company, together with patents and a distribution network. During 2015 and 2016, the Company continued to develop its technology.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted August 31st as the fiscal year-end.

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the three months ended November 30, 2016, and three months ended November 30, 2015, were $71,933 and $45,174 respectively.

Advertising and marketing expenses

Costs for advertising and marketing for the three months ended November 30, 2016, and three months ended November 30, 2015 were $9,005 and $33,178 respectively.

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

Basic and Diluted Earnings (Loss) Per Share –

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have potentially dilutive securities outstanding consisting of warrants to purchase common stock or convertible loans.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(10,270,112) as of November 30, 2016, and had no revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at November 30, 2016 and August 31, 2016

	11/30/16	8/31/16
Property Plant and Equipment	$ 282,427	$ 282,427
Less accumulated depreciation	(225,225)	(214,304)
Property and equipment, net	$ 57,201	$ 68,123

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In three months ended November 30, 2016, and 2015, depreciation was $10,922 and $17,760, respectively.

Note 5 – Asset Purchase

On May 11, 2012, the Company entered into an Asset Purchase Agreement with St. George Investments LLC, an Illinois limited liability company, to acquire certain assets in foreclosure for 6,000,000 common shares.  The assets were formerly owned by Helix Wind, Inc., a Nevada corporation in the same business as the Company.  The assets and agreed prices were:

Tangible Assets
Equipment	$ 23,000
Supplies	1,000
Inventory	1,000
Total Intangible Assets	$ 25,000

Intangible Assets
Goodwill	$ 5,000
Intellectual Property (10 patents, 2 trademarks, network
systems, wind turbine monitoring system, URL)	1,467,500
Restrictive Covenant	2,500
Total Intangible Assets	$ 1,475,000

Note 6 – Intangible Property

The Company has acquired intangible property in patents, patents pending and goodwill.  The patents are being amortized over their expected lives of not more than seventeen years.  The restrictive covenants were fully amortized as of August 31, 2013, Those patent costs allocated to pending patents do not begin amortizing until the underlying patent is issued.  If for some reason a patent is not issued the costs associated with the acquisition and the continuation of the application are fully amortized in the year of the denial.

	November 30, 2016	August 31, 2016
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(401329)	(378,785)
	$ 1,180,263	$ 1,202,807

In three months ended November 30, 2016 and 2015, amortization was $22,544 and $18,490, respectively.

Note 7 - Notes Payable

On July 26, 2016, the Company entered into short term note agreement with Beaufort Capital Partners, LLC., in the amount of $50,000 with an interest rate of 10% per annum, with a due date of October 26, 2016.  It has been paid in full.

On August 30, 2016, the Company entered into a short term note agreement with Beaufort Capital Partners, LLC., in the amount of $40,000 with an interest rate of 10% per annum, with a due date of December 1, 2016. The balance as of three months ended November 30, 2016, was $10,717 and subsequently has been paid in full.

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

Note 8 -- Related Party Note

As of August 31, 2016, we have related party payables to Dieter Sauer, and Ana Sauer in the amounts of $5,000 and $3,000, respectively, for consulting in the month of August, 2016, and as of three months ended November 30, 2016 we had a related party payable to Dieter Sauer.  Dieter Sauer, who is the President and CEO, and Ana Sauer, who is the Corporate Secretary, are husband and wife.

Note 9 – Commitments and Contingencies

Rental Agreement:

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

For the 3 months ended November 30, 2016, and 2015, the rent expense was $42,043 and $42,043.

Note 10 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $10,270,112, which will expire in 2029 through 2035 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of three months ended November 30, 2016, and 2015, recognized net operating losses of approximately $379,864 and $14,511, respectively.  The total estimated deferred tax asset as of three months ended November 30, 2016, was $3,594,539.  The net increases for the three months ended November 30, 2016, and 2015, are approximately $380,000 and $14,500.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

For the three months ended November 30, 2016, and 2015, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2013 through 2016, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

During the quarter ending November 30, 2016, the Company issued 26,075,562 shares of common stock for $322,500 pursuant to an Equity Purchase Agreement.

The Company has not recognized any equity transactions in warrants for the three months ended November 30, 2016.

Note 12 – Warrants

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

NOTE 14 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, November 30, 2016, through the filing of this Annual Report on Form 10-K on January 11, 2016, and determined that the following additional subsequent events have occurred:

As of December 9, $10,717, plus $1,000 interest, was paid from the proceeds of the sale of stock pursuant to the terms of the August 30, 2016, note of $40,000 and it was paid in full.

On December 6, 2016, the Company authorized 4,054,520 shares of common stock to be issued for $47,000 at $0.01159 per share pursuant to an Equity Purchase Agreement.

On December 19, 2016, the Company authorized 1,944,444 shares of common stock to be issued for $35,000 at $0.018 per share pursuant to an Equity Purchase Agreement.

On December 27, 2016, the Company authorized 2,525,253 shares of common stock to be issued for $40,000 at $0.0158 per share pursuant to an Equity Purchase Agreement.

On January 9, 2016, the Company authorized 2,525,253 shares of common stock to be issued for $40,000 at $0.0158 per share pursuant to an Equity Purchase Agreement.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.

RESULTS OF OPERATION

Three months ended November 30, 2016 v. three months ended November 30, 2015

We have not realized any revenue through three months ended November 30, 2016.  Our operating expenses increased to $252,474 for the three months ending November 30, 2016, from $211,885 for the three months ended November 30, 2015. Consulting expenses increase to $52,850 for the three months ended November 30, 2016, from $45,174 for the three months ended November 30, 2015. These overall increases in expenses and increases in financing costs and changes in derivative liability resulted in our net loss of $379,864 for the three months ended November 30, 2016, as compared to the net loss of $14,511 for the three months ended

November 30, 2015. We anticipate continued increased costs associated with increased levels of operation and our marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended November 30, 2016, was $238,051. Net cash flows used in investing was $0.  Net cash flows provided from financing activities for the three months ended November 30, 2016, and 2015, was $243,217 and $254,500, respectively. We had cash resources of $51,751 at November 30, 2016, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on July 1, 2016, we have entered into an Equity Purchase Agreement from which we anticipate raising substantial additional cash resources, but there can be no assurance that this will occur.

As of July 1, 2016, the Registrant entered into two agreements with Beaufort Capital Partners, LLC, a New York limited liability corporation (“BCPLLC”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registrant’s Current Report on Form 8-K dated July 1, 2016, and the Registrant’s Registration Statement on Form S-1 Number 333-212536 and the following summary is qualified in its entirety by reference to such exhibits.

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

On September 8, 2016, the Securities and Exchange deemed our Registration Statement that was filed on July 15, 2016, effective.  As stated above, we have begun exercising our put rights under the EPA.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2016, but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our November 30, 2016, Quarterly Report on

Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2016.  Based on that evaluation, our Chief Executive Officer has concluded that as of November 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2016, and the quarter ended November 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2016, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May, 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorney’s fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase an additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. The foregoing is a summary only and is qualified by reference to the settlement agreement included as an exhibit to the Company’s Form 10-K for the year ended August 31, 2014.  As of April, 2016, the note and settlement has been paid in full.

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

Date: January 12, 2017

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)