Form 10-Q
period 2017-02-28
SAUER ENERGY, INC.
filed 2017-04-12
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 329,133,664 shares of common stock, par value $0.0001 per share, as of April 12, 2017.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheet

	February 28, 2017	August 31, 2016
	(Un-Audited)
ASSETS
Current Assets
Cash	$ 107,828	$ 46,585
Petty Cash	1,500	1,500
Prepaid Expenses	-	-
	109,328	48,085

Property and Equipment, net	46,279	68,123

Other Assets
Intangible Assets	1,157,719	1,202,807
Security Deposit	13,507	16,502
	1,171,226	1,219,309

Total Assets	$ 1,326,833	$ 1,335,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 11,428	$ 25,037
Accounts Payable and accrued liabilities - Related Party	-	8,000
Note payable	-	90,000
Total Current Liabilities	11,428	123,037

Commitments and Contingencies	$ -	$ -

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
323,874,632 on February 28, 2017 and 273,433,664 shares outstanding on August 31, 2016	32,387	27,343
Additional Paid-In Capital	12,034,335	11,075,385
Accumulated deficit	(10,751,317)	(9,890,248)
Total Stockholders' Equity	1,315,405	1,212,480

Total Liabilities and Stockholders' Equity	$ 1,326,833	$ 1,335,517

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
(Un-Audited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Revenue	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	28,443	20,938	41,445	34,308
Consulting	67,650	28,000	120,500	61,310
Research & development expense	79,494	51,806	151,428	192,596
Other general and administrative expenses	156,541	121,218	271,213	145,632
Total Operating Expenses	332,128	221,962	584,586	433,846
Loss from operations	(332,128)	(221,962)	(584,586)	(433,846)

Other Income (expense)
Interest and finance	(149,076)	(21,388)	(276,483)	(125,118)
Changes in derivative liability	-	84,317	-	385,420
	(149,076)	62,929	(276,483)	260,302
(Loss) before taxes	(481,204)	(159,033)	(861,069)	(173,544)
Provision (credit) for taxes	-	-	-	-
Net (Loss)	$ (481,204)	$ (159,033)	$ (861,069)	$ (173,544)

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and diluted weighted average number of common shares outstanding, basic	308,790,242	179,429,661	296,618,412	170,260,964

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
(Un-Audited)
	For the Six Months Ended
	February 28, February 29,
	2017	2016
Cash flows from operating activities:
Net (loss)	$ (861,069)	$ (173,544)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	45,088	36,981
Depreciation	21,844	35,502
Change in derivative liability	-	(385,420)
Issuance of stock for services or claims	-	-
Financing costs paid in shares	274,494	125,118
Changes in operating assets and liabilities:
Other Assets	2,995	(1,995)
Accounts payable and accrued expenses	(21,609)	10,414
Net cash flows (used by) operating activities	(538,257)	(352,944)

Cash flows from investing activities:
Purchase of furniture and equipment	-	(1,460)
Net cash (used by) investing activities	-	(1,460)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	50,000
Payments on note payable	(90,000)	(5,000)
Proceeds from issuance of common stock, net of costs	689,500	309,500
Net cash (used by) provided by financing activities	599,500	354,500

Net increase (decrease) in cash	61,243	96
Cash, beginning of the period	46,585	4,968

Cash, end of the period	$ 107,828	$ 5,064

Supplemental cash flow disclosure:
Interest paid	$ 1,991	$ -
Taxes paid	$ -	$ -

Non Cash Investing and Financing Activities
Acquisition of intangible assets by shares	$ -	$ -
Acquisition of equipment by shares	-	-
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

February 28, 2017

(unaudited)

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three and six months ended February 28, 2017, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2016, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended February 28, 2017, are not necessarily indicative of results for the entire year ending August 31, 2017.

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

The Company leases warehouse/office facilities in Oxnard, California, in which the Company develops wind power technology.  A production prototype of a vertical axis wind turbine (“VAWT”) has been developed.  Its compact size is aimed at the small business and home market. The company is focused on plans to manufacture and distribute the product.  In May 2012, the acquisition of the entire assets of a wind turbine company added two more wind turbine models to the Company, together with patents and a distribution network. During 2015 and 2016, the Company continued to develop its technology.

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

▪

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the three months ended February 28, 2017, and three months ended February 29, 2016, were $79,494 and $51,806 respectively. The costs for the six months ended February 28, 2017, and February 29, 2016, were $151,428 and $192,596 respectively.

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

Basic and Diluted Earnings (Loss) Per Share –

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have potentially dilutive securities outstanding.

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

▪

Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

▪

Update 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

▪

Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)

▪

Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

▪

Update 2016-07 —Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

▪

Update 2016-06 —Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force)

▪

Update 2016-03—Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810), Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance (a consensus of the Private Company Council)

▪

Update 2016-01—Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

▪

Update 2015-17 —Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

▪

Update 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments

▪

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(10,751,317) as of February 28, 2017, and had no revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at February 28, 2017, and August 31, 2016:

	2/28/17	8/31/16
Property Plant and Equipment	$ 282,427	$ 282,427
Less accumulated depreciation	(236,148)	(214,304)
Property and equipment, net	$ 46,279	$ 68,123

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In the six months ended February 28, 2017, and February 29, 2016, depreciation was $21,844 and $35,502, respectively.

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

	February 28, 2017	August 31, 2016
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(423,873)	(378,785)
	$ 1,157,719	$ 1,202,807

In six months ended February 28, 2017, and February 29, 2016, amortization was $45,088 and $36,981, respectively.

Note 6 - Notes Payable

On July 26, 2016, the Company entered into short term note agreement with Beaufort Capital Partners, LLC., in the amount of $50,000 with an interest rate of 10% per annum, with a due date of October 26, 2016.  It has been paid in full.

On August 30, 2016, the Company entered into a short-term note agreement with Beaufort Capital Partners, LLC., in the amount of $40,000 with an interest rate of 10% per annum, with a due date of December 1, 2016. It has been paid in full.

Note 7 -- Related Party Note

As of August 31, 2016, we have related party payables to Dieter Sauer, and Ana Sauer in the amounts of $5,000 and $3,000, respectively, for consulting in the month of August 2016, and as of three months ended February 28, 2017, we had no related party payables.  Dieter Sauer, who is the President and CEO, and Ana Sauer, who is the Corporate Secretary, are husband and wife.

Note 8 – Commitments and Contingencies

Rental Agreement:

On August 7, 2015, the Company entered into a Commercial Single-Tenant Lease for a 26,550-square foot building in Oxnard, California, with monthly payments of $13,507 for sixty months, plus common area costs of $507.38 per month.  All company operations will be concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease
2017	84,086
2018	168,173
2019	168,173
2020	168,173

For the six months ended February 28, 2017 our rent expense was $98,100 compared to $42,000 for the six months ended February 29, 2016.

Note 9 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $10,751,317, which will expire in 2029 through 2035 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of the six months ended February 28, 2017, and February 29, 2016, recognized net operating losses of approximately $861,069 and $173,544, respectively.  The total estimated deferred tax asset as of February 28, 2017, was $3,762,961.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

For the three months ended February 28, 2017, and February 29, 2016, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included in the years ended August 31, 2013 through 2016, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

During the quarter ending February 28, 2017, the Company issued 24,365,406 shares of common stock for $367,000 pursuant to an Equity Purchase Agreement.

Note 11 – Warrants

During the fiscal year ended August 31, 2014, the Company entered into four private placement agreements for total cash proceeds of $250,000.  The private placements of 5,000,000 units consist of one (1) share of common stock, par value $0.0001 per share and one (1) common stock purchase warrant with an exercise price of $0.30 that expired on January 31, 2016.

NOTE 12 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the Company’s May 2012, purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February, 2013, promissory note for $275,000 executed under the terms of an amendment to the May, 2012, asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorney fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. Full and final settlement was completed on April 6, 2016.

NOTE 13 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, February 28, 2017, through the filing of this Quarterly report on April 12, 2017, and determined that the following additional subsequent events have occurred:

On March 1, 2017, the Company authorized 1,736,111 shares of common stock to be issued for $25,000 at $0.0144 per share pursuant to an Equity Purchase Agreement.

On March 7, 2017, the Company authorized 1,827,485 shares of common stock to be issued for $25,000 at $0.0137 per share pursuant to an Equity Purchase Agreement.

On March 21, 2017, the Company authorized 1,695,436 shares of common stock to be issued for $25,000 at $0.0136 per share pursuant to an Equity Purchase Agreement.

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

RESULTS OF OPERATION

Six months ended February 28, 2017 v. Six months ended February 29, 2016

We have not realized any revenue through the three and six months ended February 28, 2017.

Our operating expenses increased to $332,128 for the three months ending February 28, 2017, from $221,962 for the three months ended February 29, 2016 and they increased to $584,586 for the six months ending February 28, 2017, from $433,846 for the six months ended February 29, 2016.

Our interest and financing expenses increased to $149,076 for the three months ending February 28, 2017, from $21,388 for the three months ended February 29, 2016 and they increased to $276,483 for the six months ending February 28, 2017, from $125,118 for the six months ended February 29, 2016.

The overall increases in operating expenses and increases in financing costs resulted in our net loss of $481,204 for the three months ended February 28, 2017 as compared to the net loss of $159,033 for the three months ended February 29, 2016 and a net loss of. $861,069 for the six months ended February 28, 2017 as compared to the net loss of $173,544 for the six months ended February 29, 2016.

We anticipate continued increased costs associated with increased levels of operation anticipatory to our entering into the manufacturing stage and our marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the Six months ended February 28, 2017 and February 29, 2016, was $538,257 and 352,944 respectively.

Net cash flows used in investing activities for the Six months ended February 28, 2017 and February 29, 2016, was $0 and 1,460 respectively.

Net cash flows provided by financing activities for the Six months ended February 28, 2017 and February 29, 2016, was $599,500 and 354,500 respectively.

We had cash resources of $107,828 at February 28, 2017, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on July 1, 2016, we have entered into an Equity Purchase Agreement.

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

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, BCPLLC, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the number of shares that BCPLLC must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to BCPLLC.  BCPLLC bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees.

On September 8, 2016, the Securities and Exchange deemed our Registration Statement that was filed on July 15, 2016, effective.  As stated above, we have begun exercising our put rights under the EPA.  As of April 7, 2017, have sold all of the shares included in such Registration Statement and realized proceeds of $762,571.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2017, but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our February 28, 2017, Quarterly Report on this Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2017.  Based on that evaluation, our Chief Executive Officer has concluded that as of February 28, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of February 28, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2016, and the quarter ended February 28, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of February 28, 2017, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On October 23, 2013, the Company filed a complaint against St George Investments, LLC (“St. George") in Superior Court, Ventura County California seeking declaratory relief as to contracts relating to the

Company’s May 2012 purchase of the assets of Helix Wind from St. George for treasury stock then valued in excess of $1.8 Million and a subsequent February 2013 promissory note for $275,000 executed under the terms of an amendment to the May, 2012 asset purchase agreement.  The Company alleged that the Helix Wind asset purchase price had been substantially paid and, in fact, may have been overpaid in light of St. George’s failure to deliver all of the intellectual property of Helix Wind. St. George interpreted the contracts and promissory note as entitling it to a windfall recovery above and beyond the asset purchase price and promissory note amount. On November 21, 2013, St George exercised its right as a non-California based entity to remove the action from the Ventura state court to the federal court sitting in Los Angeles, the United States District Court for the Central District of California.  On November 26, 2013, St. George filed its answer and counterclaim seeking to enforce its interpretation of the contracts and to thereby collect approximately $440,000 above and beyond what is otherwise due, plus costs and attorney’s fees. On February 3, 2014, the parties participated in a mediation session at the Federal Court and executed an agreement reflecting a settlement in principal (the “Settlement”) which becomes binding only if the parties are unable to come to terms on more formal settlement agreements.  The parties have since executed more formal settlement agreements which are included as an exhibit hereto.  The basic terms of the Settlement required the issuance of an additional 5,000,000 shares of our common stock to St George under the Helix APA; required St. George to purchase additional shares of our common stock for $300,000 ($0.15 per share) which is a price above the market price at the time of the Settlement; fixed the amount due on the note issued to St George in connection with the Helix APA at $600,000 and granted the Company certain prepayment rights.  The Settlement provides for limitations on the amounts of our common stock that St. George may sell into the market. The foregoing is a summary only and is qualified by reference to the settlement agreement included as an exhibit to the Company’s Form 10-K for the year ended August 31, 2014.  As of April 2016, the note and settlement has been paid in full.

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

Date: April 12, 2017

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)