Form 10-Q
period 2017-05-31
SAUER ENERGY, INC.
filed 2017-07-19
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 336,894,871 shares of common stock, par value $0.0001 per share, as of July 12, 2017.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Balance Sheet

	May 31, 2017	August 31, 2016
	(Un-Audited)	(Audited)
ASSETS
Current Assets
Cash	$ 55,402	$ 46,585
Petty Cash	1,500	1,500
Prepaid Expenses	-	-
	56,902	48,085

Property and Equipment, net	35,516	68,123

Other Assets
Intangible Assets	1,135,175	1,202,807
Security Deposit	13,507	16,502
	1,148,682	1,219,309

Total Assets	$ 1,241,100	$ 1,335,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 13,272	$ 25,037
Accounts Payable and accrued liabilities - Related Party	6,400	8,000
Note payable	155,000	90,000
Total Current Liabilities	174,672	123,037

Commitments and Contingencies	$ -	$ -

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
329,133,664 on May 31, 2017 and 273,433,664 shares outstanding on August 31, 2016	32,912	27,343
Additional Paid-In Capital	12,135,297	11,075,385
Accumulated deficit	(11,101,781)	(9,890,248)
Total Stockholders' Equity	1,066,428	1,212,480

Total Liabilities and Stockholders' Equity	$ 1,241,100	$ 1,335,517

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
(Un-Audited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Revenue	$ -	$ -	$ -	$ -

General and Administrative Expenses:
Professional Fees	21,000	39,148	62,444	73,456
Consulting	51,175	495,770	171,675	557,080
Rent Expense	42,043	41,535	140,144	96,578
Research & development expense	117,726	57,337	269,254	154,313
Other general and administrative expenses	84,531	82,081	257,542	268,292
Total Operating Expenses	316,475	715,871	901,059	1,149,719
Loss from operations	(316,475)	(715,871)	(901,059)	(1,149,719)

Other Income (expense)
Interest and finance	(33,989)	(113,176)	(310,474)	(238,294)
Changes in derivative liability	-	61,363	-	446,785
	(33,989)	(51,813)	(310,474)	208,491
(Loss) before taxes	(350,464)	(767,684)	(1,211,533)	(941,228)
Provision (credit) for taxes	-	-	-	-
Net (Loss)	$ (350,464)	$ (767,684)	$ (1,211,533)	$ (941,228)

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and diluted weighted average number of common shares outstanding, basic	328,627,036	230,506,741	308,510,022	191,280,841

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
(Un-Audited)
	For the Nine Months Ended
	May 31,
	2017	2016
Cash flows from operating activities:
Net (loss)	$ (1,211,533)	$ (941,228)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	67,632	54,936
Depreciation	32,607	51,500
Change in derivative liability	-	(446,785)
Issuance of stock for services or claims	-	499,470
Financing costs paid in shares	302,909	237,576
Changes in operating assets and liabilities:
Other Assets	2,995	10,512
Accounts payable and accrued expenses - related party	(1,600)	-
Accounts payable and accrued expenses	(11,768)	5,274
Net cash flows (used by) operating activities	(818,758)	(528,745)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of note payable	155,000	50,000
Payments on note payable	(90,000)	(50,000)
Proceeds from issuance of common stock, net of costs	762,575	585,000
Net cash (used by) provided by financing activities	827,575	585,000

Net increase (decrease) in cash	8,817	56,255
Cash, beginning of the period	46,585	4,968

Cash, end of the period	$ 55,402	$ 61,223

Supplemental cash flow disclosure:
Interest paid	$ 6,991	$ 719

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

May 31, 2017

(unaudited)

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three and nine months ended May 31, 2017, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2016, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended May 31, 2017, are not necessarily indicative of results for the entire year ending August 31, 2017.

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

The carrying amounts of the Company’s financial instruments as of May 31, 2017, reflect:

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the three months ended May 31, 2017, and three months ended May 31, 2016, were $117,726 and $57,337 respectively. The costs for the nine months ended May 31, 2017, and May 31, 2016, were $269,254 and $154,313 respectively.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(11,101,781) as of May 31, 2017, and had no revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at May 31, 2017, and August 31, 2016:

	5/31/17	8/31/16
Property Plant and Equipment	$ 282,427	$ 282,427
Less accumulated depreciation	(246,911)	(214,304)
Property and equipment, net	$ 35,516	$ 68,123

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In the nine months ended May 31, 2017, and May 31, 2016, depreciation was $32,607 and $51,500, respectively.

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

	May 31, 2017	August 31, 2016
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(446,417)	(378,785)
	$ 1,135,175	$ 1,202,807

In nine months ended May 31, 2017, and May 31, 2016, amortization was $67,632 and $55,451, respectively.

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

On May 2, 2017, the Company entered into a short-term note agreement with an investor in the amount of $50,000 with an interest rate of 10% per annum, with a due date of September 2, 2017. As of May 31, 2017 the outstanding balance dues was $50,000.

On May 24, 2017, the Company entered into a convertible promissory note with an investor in the amount of $105,000 with an interest rate of 8% per annum, with a due date of May 24, 2018. Convertible 180 days after issuance, at 80% of the lowest trading price over the previous 20 trading days.

Note 7 -- Related Party Note

As of May 31, 2017 and August 31, 2016, we have related party payables to Dieter Sauer in the amounts of $6,400 and $8,000, respectively.

Note 8 – Commitments and Contingencies

Rental Agreement:

On August 7, 2015, the Company entered into a Commercial Single-Tenant Lease for a 26,550-square foot building in Oxnard, California, with monthly payments of $13,507 for sixty months, plus common area costs of $507.38 per month.  All company operations will be concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease
2017	42,034
2018	168,173
2019	168,173
2020	168,173

For the nine months ended May 31, 2017 our rent expense was $140,143 compared to $83,071 for the nine months ended May 31, 2016.

Note 9 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $11,101,781, which will expire in 2029 through 2035 if not utilized.  The Company uses 35% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of the nine months ended May 31, 2017, and May 31, 2016, recognized net operating losses of approximately $1,211,533 and $941,228, respectively.  The total estimated deferred tax asset as of May 31, 2017, was $3,885,623.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

For the three months ended May 31, 2017, and May 31, 2016, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included in the years ended August 31, 2013 through 2016, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

During the quarter ending May 31, 2017, the Company issued 5,259,032 shares of common stock for $73,075 pursuant to an Equity Purchase Agreement.

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

NOTE 12 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date:

On June 6, 2017, the Company authorized 1,839,588 shares of common stock to be issued for $20,000 at $0.010872 per share pursuant to an Equity Purchase Agreement.

On June 23, 2017, the Company authorized 2,691,645 shares of common stock to be issued for $25,000 at $0.009288 per share pursuant to an Equity Purchase Agreement.

On July 3, 2017, the Company authorized 3,229,974 shares of common stock to be issued for $30,000 at $0.009288 per share pursuant to an Equity Purchase Agreement.

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

RESULTS OF OPERATION

Three and nine months ended May 31, 2017 v.  three and nine months ended May 31, 2016

We have not realized any revenue through the three and nine months ended May 31, 2017.

Our operating expenses decreased to $316,475 for the three months ending May 31, 2017, from $715,871 for the three months ended May 31, 2016, and they decreased to $901,059 for the nine months ending May 31, 2017, from $1,149,719 for the nine months ended May 31, 2016.

Our interest and financing expenses decreased to $33,989 for the three months ending May 31, 2017, from $113,176 for the three months ended May 31, 2016, and they increased to $310,474 for the nine months ending May 31, 2017, from $238,294 for the nine months ended May 31, 2016.

The overall increases in operating expenses and increases in financing costs resulted in our net loss of $350,464 for the three months ended May 31, 2017 as compared to the net loss of $767,684 for the three months ended May 31, 2016, and a net loss of $1,211,533 for the nine months ended May 31, 2017, as compared to the net loss of $941,228 for the nine months ended May 31, 2016.

We anticipate continued increased costs associated with increased levels of operation anticipatory to our entering into the manufacturing stage and our marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine months ended May 31, 2017, and May 31, 2016, was $818,758 and $528,745 respectively.

Net cash flows used in investing activities for the nine months ended May 31, 2017 and May 31, 2016, was $0 and $0 respectively.

Net cash flows provided by financing activities for the nine months ended May 31, 2017 and May 31, 2016, was $827,575 and $585,000 respectively.

We had cash resources of $55,402 at May 31, 2017, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on July 1, 2016, we have entered into an Equity Purchase Agreement.

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

On September 8, 2016, the Securities and Exchange deemed our Registration Statement that was filed on July 15, 2016, effective.  As stated above, we have begun exercising our put rights under the EPA.  As of April 7, 2017, Beaufort had sold all of the shares included in such Registration Statement and realized proceeds of $762,575.

As of May, 2017, the Registrant entered into two agreements with East Six Opportunity Fund, LLC, a New York limited liability corporation (“East Six”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registrant’s Current Report on Form 8-K dated May 12, 2017, and the Registrant’s Registration Statement on Form S-1 Number 333-218054 and the following summary is qualified in its entirety by reference to such exhibits.

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, East Six, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the number of shares that East Six must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to East Six.  East Six bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our May 31, 2017, Quarterly Report on this Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2017.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2016, and the quarter ended May 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of May 31, 2017, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2017.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended May 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 – Other Information

None.

Item 6 – Exhibits

The following documents are filed as part of this Report:

10.1  Equity Purchase Agreement, dated as of May 9, 2017, by and between East Six Opportunity Fund, LLC, and Sauer Energy, Inc.  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 12, 2017).

10.2   Registration Rights Agreement, dated as of May 9, 2017, by and between East Six Opportunity Fund, LLC, and Sauer Energy, Inc.  (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on May 12, 2017).

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

Date: 7/19/2017

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)