Form 10-K
period 2017-08-31
SAUER ENERGY, INC.
filed 2017-12-14
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [x ]   No [o]

Emerging Growth Company

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act.  YES    NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   Accelerated filer [ ]  Non-accelerated Filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 31, 2017:  $5,385,119

The number of shares of the registrant’s common stock outstanding as of December 14, 2017: 384,637,901

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

The certification process was completed with ATA Engineering, Inc. (ATA).  The WindCutter  was designed to International Electrotechnical Commission Small Wind Turbine International Standards (IEC).   Proving reliability of the turbine by analysis and testing, it was subjected to a variety of normal operational as well as abnormal event conditions.  It has passed the rigorous testing, as expected. We chose to enter the certification process because it would give us the edge over competitors and ensure the performance and quality that our customers deserve. We are in the process of domestic and global marketing efforts and in the process of bringing in sales to fulfillment.

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

Proof of Concept

To validate the performance of the WindCutter, Sauer Energy had ATA Engineering, Inc., conduct extensive certification testing and analysis as evidence of its outstanding design, strength, performance and safety.  The data gathered has validated the efficiency and viability of the design.

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

We have a total of three different prototype designs:  WindCutter, WindCharger and WindRider.  The WindCharger and WindRider are going through different stages of development.

In the past twenty years, turbine designs have changed radically.  Management believes that the WindCutter is bird friendly because SEI VAWTs are much smaller, have a much slower rotation, less space between the blades and birds can easily navigate around them.

Business Model

Sauer Energy’s business model is straight-forward as it had substantially planned the major part of the manufacturing functions to be done within its corporate headquarters.  The control factor on cost and labor will be to the Company’s advantage.  The Company’s vendor manufacturers are ISO 9000 and/or ISO 9001 Certified.  SEI will maintain quality control, assembly, testing, shipping and handling as orders flow in.

Corporate Expansion

We are in a production facility, which is significantly larger than the one we occupied initially.  In anticipation of the machines we will need for production and the inventory we will have to house, management feels the present building can meet our growing needs.

We are organizing the implementation of marketing campaigns for impending sales.  We have received communications from all over the world expressing the enormous need that exists and the desire to purchase our wind turbines.

The WindCutter turbine is our first product release.  Management believes that the demand for it will rise sharply because there is not another VAWT in its class that has achieved the certification analysis accreditation yet.

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

With regard to the WindCharger, although we had previously agreed to outsource the manufacturing process to VEC Technologies, LLC (“VEC”) in Pennsylvania, we discovered that the Pennsylvania VEC plant was shut down, thus negating all plans to outsource the manufacturing process to VEC. Accordingly, we have decided to wait until the WindRider is being distributed and installed before we begin the manufacturing process, marketing and distributing the WindCharger.

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

The launching of its WindCutter has begun.  We have received many inquiries for the WindCutter both domestically and internationally for residential and commercial applications.  Energy independence is becoming an integral ingredient being woven into the global future.  Our sales and marketing campaign is being implemented at this time.  The branding and advertising campaign is also being developed.

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

Residential

Some of our small VAWT Systems are being designed to be customized to fit almost any building.  We foresee our systems being used in residences as back-up power for black outs, to reduce power grid consumption and for generation of power to be inserted into the grid for revenue.

Our End-of-the-line turbine system is a micro power station attached to a number of homes and to the power grid.  Several advantages are: maintenance of normal services, no power loss due to impurities in transmission and the excess power can be re-injected into the grid.

Commercial Applications

Due to their height, large commercial buildings may be especially suitable for turbine application as they are likely to have relatively steady winds at their roofs and their vertical walls cause the wind to sweep up and over the tops of the buildings.

SEI entered its WindCharger into a pilot test program headed by an industry leader in communication technology.  The proposed use of the turbines was on cell phone towers as backup power.  The feedback was positive.

It is our intention to design custom proprietary mounting hardware to the commercial market for adaptation to the structure and architecture of existing buildings.

Industrial Applications

The WindCutter will contribute to allowing the industrial sector to satisfy the need for consumption. Furthermore, due to our simplicity of design, they can be manufactured on a large scale in fabrication factories throughout the world.

Oil Rigs and Off-Shore Platforms

Many off-shore locations receive relatively steady reliable winds and our systems could produce a substantial supply of energy, reducing the need for hydrocarbon based electrical generation. Our systems could allow for auxiliary and emergency power needs in addition to maintaining daily functions.

Ships

Ships create an optimum use for our turbine systems.  While travelling over water, ships are also powering through the air, thus creating a reliable and steady supply of wind.  Turbines could be mounted throughout a ship’s superstructure to produce continuous supplementary energy to offset fuel consumption or for emergency use. Various candidates include tankers, cruise ships, cargo ships and military vessels.  For example, Helix turbines can be seen in San Francisco on a ferry that travels to Alcatraz.

 Islands and Other Remote Facilities

Many islands are extremely dependent upon fuel feed generators and importation of the fuel can be costly and generate emissions. Our systems are ideal for islands and other remote facilities as they are being designed to withstand various climates.  The advantages are many:  flexibility in various locations, ease of installation, strength and durability, virtually no maintenance and their ability to withstand harsh climates.

Communications Towers and Bridges

Various towers and bridges are subject to Federal Aviation Authority requirements to provide 24/7, 365 days per year illumination.  Our systems can easily be installed on any tower or bridge.  They can operate the tower or bridge lights and/or provide a backup power supply while potentially generating revenue if connected to the power grid.

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

Management secured an Equity Purchase Agreement for up to $3 million from East Six Opportunity Fund, LLC on May 9, 2017, and through December 14, 2017, has availed itself of $420,000 under this agreement.

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

•  SEI plans to further develop its emergency backup cart that provides electricity to charge batteries and for use in communication, lights, medical equipment, etc.  Turbine technology was designed for immediate use, the cart can be a welcome addition to the military and to FEMA for emergency and routine use.

•  While our initial turbine designs are smaller scale, we may design large VAWT Systems in the future that can be placed off-shore along a coastal environment to catch on and off shore wind. The principles of our VAWT Systems could be used underwater to take advantage of tidal flows in the ocean, streams and rivers.

In addition to the aforementioned applications, there are several emerging markets for small wind solutions that SEI is pursuing as it continues to diversify and broaden its product portfolio.  For example, oil and gas producers have become motivated to adopt renewable energy and we plan to address the need for redundant backup power for pumping at remote well head locations.

Small Wind Turbine Industry Overview

Although wind is the largest source of renewable power in the USA, at 5.5%, according to the American Wind Energy Association (AWEA), management believes that wind has barely begun to penetrate its renewable energy market potential. The percentage of global electricity supplied by wind power is 3.7%, with 341,320 wind turbines spinning around the world at the end of 2016.  AWEA also reports that Wind surpassed hydropower dams to become the largest source of renewable electric capacity in the U.S., and the fourth largest overall.  Further, wind energy in the U.S. powers over 25 million homes.

“American wind power is now the #1 source of renewable capacity, thanks to more than 100,000 wind workers across all 50 states,” said Tom Kiernan, AWEA CEO, in their February 9, 2017, press release. “Growing this made-in-the-USA clean energy resource helps rural communities pay for new roads, bridges, and schools, while bringing back manufacturing jobs to the Rust Belt. With our two-thirds cost reduction over the last seven years, household brands like General Motors, Walmart, and more are buying low-cost wind energy to cut costs and power their businesses. American wind power is on track to double our output over the next five years, and supply 10 percent of U.S. electricity by 2020.”

The Global Wind Energy Council (GWEC) reports in its publication, Global Wind Report: Annual Market Update that in 2016, installed global capacity, including large wind, was more than 55.6 GW.  Wind power also avoided over 637 million tonnes of CO2 emissions globally.  There were 52,343 turbines in the U.S. at the end of 2016.  The record-setting figure represents a 41% increase for 2016.

According to the Department of Energy, Distributed Wind Market Report of 2016, the number of small wind manufacturers has also contracted.  A total of 31 companies reported U.S. revenues in 2012 compared to 16 in 2013, 11 in 2014, and 10 in 2015.

SEI has entered into a strategic alliance with North Wind Power, Inc. (“NW”), a Canadian corporation located in Newfoundland and Labrador, in eastern Canada.  NW has chosen the WindCutter as their primary solution for bringing off-grid power to the Aboriginal communities first, to work in extreme weather conditions and to lower the carbon footprint of diesel in Canada.  Negotiations are progressing and management feels that an agreement is in the near future.

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

Rebates and incentives are offered by most states, some by utility companies and some are state and/or federal rebates or tax credits.  Although net-metering is not mandatory, it can assist states in meeting their renewable portfolio standards (RPS) or targets.  Property owners are also able to depreciate their units.

Local zoning laws and regulations may impose special requirements on the installation of our turbines now or in the future, but we are not aware of any specific regulations.

Competition

SEI has the only turbine in its class to do certification testing and pass.  The WindCutter was rigorously tested by ATA Engineering, Inc., and it effectively completed the thorough mechanical engineering review.  It successfully met all the criteria per the International Electrotechnical Committee (IEC) Standard IEC 61400-2 for "Small Wind Turbines." It was verified by their high-accuracy engineering analysis to Small Wind Turbine Class 3, which includes sustained 50-year extreme winds of up to 117 mph, as well as worst case gusts stipulated by IEC.

We compete with all energy suppliers, including utilities and manufacturers of energy producing equipment.  We are aware of 10 other U.S. small wind turbine companies reporting revenues.  A few have longer operating histories or greater name recognition such as Xzeres Corporation, Windside Production Ltd., Windstream Technololgies, and Royall Power. Companies in other countries also produce small wind turbines.  We also compete with solar-thermal and solar-photovoltaics systems.  However, solar power installations are significantly more expensive than our VAWT Systems and we also feel that our turbine systems are a great complement to those who already employ solar systems, as they can work 24 hours and produce electricity at times when solar is ineffective.

Wind is now the largest producer of renewable electricity in the U.S. at 5.5% of overall capacity. In 2016, 1,115,000 jobs were created globally, with over 102,000 of them in the U.S alone.  In third quarter, 2017, U.S. installations were over 8,400 MW, according to AWEA. The industry continues to grow.

For the past nine years, the U.S. has emphasized the need for greater energy efficiency and a more diversified energy portfolio. This led to a collaborative effort involving the Department of Energy, National Renewable Energy Laboratories and others to explore a modeled energy scenario in which wind provides 20% of U.S. electricity by 2030 has been endorsed by the American Wind Energy Association and has become our national goal as well.  Currently, we are at 5.5% for wind alone.

Management believes we have the competitive advantage of offering the right product at the right time.

 Research and Development

We have focused our research and development on the quality and efficiency of our wind turbine systems.  Extensive technical development has been completed and is ongoing. We are targeting our market for sales expansion.  Future research and development will be focusing on scaling up our turbine systems for service to larger buildings, like apartment complexes, hospitals and office buildings.   We spent approximately $352,000 on research and development in fiscal 2017, and $215,000 in fiscal 2016.  Our primary focus now will be on manufacturing, however, we plan to continue research and development.  We do not anticipate that our research and development expenditures will continue to rise in the current year if we are able to secure financing so that we have the resources to begin manufacturing.

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

Manufacturing

Our facility in Oxnard, California, is well suited for our manufacturing needs.  Our headquarters is 26,550 square feet, which is about two and a half times larger than the last facility.   Administration, distribution, research and development, prototyping, testing, inventory and light manufacturing is able to be done under one roof.   Management is optimistic that this facility is adequate for all the necessary operations.  Its location is ideal for international shipping needs as well.

We have begun commercial assembly of turbines.  We do not plan to manufacture certain components of our wind turbine systems ourselves and we are outsourcing them. Based upon our preliminary review, we anticipate those components will be available from other sources at reasonable prices.

With regard to the WindCharger, although we had previously agreed to outsource the manufacturing process to VEC Technologies, LLC (“VEC”) in Pennsylvania, we discovered in August, 2014, that the Pennsylvania VEC plant was being shutdown, thus negating all plans to outsource the manufacturing process to VEC. Accordingly, we have decided to wait until the WindCutter turbines are being distributed extensively before we begin the manufacturing process, marketing and distributing the WindCharger.

Employees

As of August 31, 2017, we had 14 independent contractors. We retain a limited number of independent contractors to perform projects on an “as needed basis”.   Due to our preliminary early phase operations we have not engaged employees to date, but as we enter the manufacturing stage we anticipate that we will hire employees.  We believe our relationships with our current independent contractors are good.  To implement our business strategy, we expect, over time, continued growth in our independent contractor and infrastructure requirements, particularly as we expand our engineering, sales and marketing capacities going forward.  As the Company begins to record adequate revenues, we will be restructuring and our officers will become employees of the Company.

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

 We do not have sufficient cash on hand.

As at August 31, 2017, we had $1,952 cash on hand.  These cash resources are not sufficient for us to execute our business plan.  If we do not generate sufficient cash from our intended financing activities and sales, we will be unable to continue our operations.  We estimate that within the next 12 months we will need $7,000,000 in cash from either investors or operations.  While we intend to engage in several equity or debt financings there is no assurance that these will actually occur.  Nor can we assure our shareholders that we will not be required to obtain additional financing on terms that are dilutive of their interests.

On February 27, 2015, we entered into an Equity Purchase Agreement with Beaufort Capital Partners, LLC.  On March 17, 2015 we filed an S-1 Registration Statement which the SEC deemed effective on April 27, 2015.  To date we have received $516,020 under the Equity Purchase Agreement.  This agreement has expired.

On December 21, 2015, we entered into an Equity Purchase Agreement with Beaufort Capital Partners, LLC.  On January 5, 2016, we filed an S-1 Registration Statement which the SEC deemed effective on February 17, 2016.  We received a total of $393,610 under the Equity Purchase Agreement.  This agreement has expired.

On July 1, 2016, we entered into an Equity Purchase Agreement with Beaufort Capital Partners, LLC.  On July 15, 2016, we filed an S-1 Registration Statement which the SEC deemed effective on September 8, 2016.  Therefore, as of August 31, 2016, we had not received any funds under the Equity Purchase Agreement.  As of November 16, 2016, we have received $262,500 under the Equity Purchase Agreement.  This agreement has expired.

On May 9, 2017, we entered into an Equity Purchase Agreement with East Six Opportunity Fund, LLC.  On May 17, 2017, we filed an S-1 Registration Statement which the SEC deemed effective on June 5, 2017.  Therefore, as of August 31, 2017, we had received $210,000 under the Equity Purchase Agreement.  As of December 14, 2017, we have received $420,000 under the Equity Purchase Agreement.

We recognize that if we are unable to generate sufficient revenues or obtain debt or equity financing, we will not be able to earn profits, which raises substantial doubt as to the Company’s ability to continue as a going concern.

We did not conduct any offerings of our common stock, under regulation D during fiscal 2017.

If we are unable to continue to retain the services of Dieter Sauer, Jr., or if we are unable to successfully recruit qualified managerial and company personnel having experience in the small wind turbine industry, we may not be able to continue operations.

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

We are dependent on the successful commercialization of our systems.  The market for small wind turbines is gaining momentum.  The market for our systems is proven.  The technology may not gain adequate commercial acceptance or success for our business plan to succeed.  However, this was why we put the WindCutter through the certification analysis and testing.  It is the first in its class to have achieved certification accreditation.

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

International operations are subject to several inherent risks that could increase our costs and decrease our profit margins including:

·	changes in foreign currency exchange rates;
·	changes in a specific country’s economic conditions;
·	trade protective measures and import or export requirements or other restrictive actions by foreign governments; and,
·	changes in tax laws.

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

Our wind turbine designs are protected by patents.  However, the grant of a patent does not ensure against the possibility that our patent will not be found to infringe upon patents or other intellectual property rights held by others, nor does the grant of a patent ensure that the patent will provide meaningful protection against potential or actual infringers by others.

If we encounter unforeseen problems with our current technology offering, it may inhibit our sales and early adoption of our product.

 We are in the process of setting a certification standard through extensive computer fluid dynamic testing and actual field testing to curb anomalies related to manufacturing as we finalize our process.  We do not anticipate negative results based on our preliminary results.  We have perfected our design prior to going into mass production.

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

Control by Management

As of August 31, 2017, Dieter Sauer, Jr., our CEO and director, owns 49,812,500 shares or 18% of our 351,229,209 issued and outstanding shares of common stock.   No other shareholder owns more than 5%

with substantial interests or directorship of the company.  All of our officers and directors as a group control 62,852,500 shares or 23%.

Risks Related to Common Stock

The large number of shares eligible for immediate and future sales may depress the price of our stock.

As of August 31, 2017, we had 351,229,209 shares of common stock outstanding, 185,693,772 shares are “free trading” and may serve to overhang the market and depress the price of our common stock.

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

55,700,000 shares were originally registered in the Beaufort S-1 of July 15, 2016.  As of August 31, 2016, we had not issued any shares; as of November 21, 2017, we issued 20,867,229 over 8 Puts under the Equity Purchase Agreement.  Therefore, 21,236,041 shares are available for sale under Rule 144.

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

Shares Eligible for Future Sale

Of our 351,229,209 issued and outstanding shares, 185,693,772 are currently free trading.  In addition, we believe that approximately 87,739,892 shares are currently restricted but are presently eligible or become eligible to become free trading under Rule 144 under the Securities Act of 1933, as amended, in the next six months.  In addition, each of our officers, directors or affiliates, who own an aggregate of 62,852,500 shares may sell 1% of the Company’s outstanding shares (approximately 3,512,292 shares) every three months under Rule 144.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

.

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

Not applicable to a small reporting company.

ITEM 2.               PROPERTIES.

We currently occupy approximately 26,550 square feet pursuant to a lease, beginning September 1, 2015, that continues through September 30, 2020.  The monthly rental is $13,507 throughout the lease term of 60 months.  There is also a common area expense of $507.38 per month.  We will use the premises for the design and manufacturing of our wind turbines and for warehouse space and offices.  We believe that our these premises are sufficient for our present needs and that if we should require more space, additional space will be available in the vicinity of our new premises at similar costs.

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

The following chart sets forth certain information regarding the closing prices of our stock for the period indicated.

Fiscal Year Ended August 31, 2017

	High Closing Price	Low Closing Price

First Quarter	$0.045	$0.014

Second Quarter	$0.0425	$0.020

Third Quarter	$0.025	$0.015

Fourth Quarter	$0.0219	$0.010

Fiscal Year Ended August 31, 2016

	High Closing Price	Low Closing Price

First Quarter	$0.040	$0.020

Second Quarter	$0.030	$0.010

Third Quarter	$0.040	$0.010

Fourth Quarter	$0.040	$0.030

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

Holders

As of August 31, 2017, we had 131 shareholders of record and 351,229,209 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name or as an escrow agent.

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

RESULTS OF OPERATIONS

Fiscal Year 2017 vs. Fiscal Year 2016

Operations

We have not realized any revenue through August 31, 2017.  Our operating expenses increased to $1,149,066 for FY 2017 from $1,397,733 for FY 2016. Consulting expenses increased in FY 2017 to $217,410 from $609,709 in FY 2016 due to having proved our concept and devoting resources to the certification process, as well as calibrating our turbines to harmonize with peripheral components.  Although our operating expenses decreased in 2017 over 2016 due to the share based expense of $503,288 in 2016, we anticipate increased costs associated with increased levels of operation and our manufacturing and marketing processes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the fiscal year ended August 31, 2017, was $1,032,208 which was offset by net proceeds of $987,575 from financing activities.  We had $1,952 cash on hand at the end of the year ended August 31, 2017.

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

As of May 9, 2017, the Registrant entered into two agreements with East Six Opportunity Fund, LLC, a Connecticut limited liability corporation (“East Six”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, East Six, after effectiveness of such registration statement, was required to purchase up to $3,000,000 worth of the Registrant’s common stock at a price equal to 72% of the market price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that East Six must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to East Six.  East Six bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees. The Registration Statement was filed by the Registrant on May 17, 2017.  It was ordered effective by the SEC on June 6, 2017.

Registrant has drawn from the agreements entered into on May 9, 2017, as of August 31, 2017, in the amount of $210,000.  As of December 14, 2017, Registrant has drawn down $420,000, used as working capital for its operations.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2018, but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Related Party Transactions

As of August 31, 2017, we have related party payables to Dieter Sauer in the amount of $3,000, for an advance to SEI in the month of May, 2017.  Dieter Sauer, who is the President and CEO, and Ana Sauer, who is the Corporate Secretary, are husband and wife.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2017.  Based on that evaluation, our Chief Executive Officer has concluded that as of August 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of August 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

   1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2017.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-2013") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of August 31, 2017, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

 The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal year ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

PART 1II

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of August 31, 2017 are:

Name	Age	Position(s)
Dieter R. Sauer, Jr.	62	Director and CEO
Ana Sauer	67	Secretary and Director
Jeff Massey	62	Director
Zohreh Hashemi	64	Director

Dieter R Sauer, Jr., was elected a director and our CEO and president on July 25, 2010.  Sauer Energy, Inc., a California corporation that Mr. Sauer originally founded, became our operating subsidiary.  It was dissolved in August, 2012.

Prior thereto from 2001 he was an independent marketing, sales and business development consultant.   The salary paid to Mr. Sauer was $72,500, and to Ana Sauer was $54,600, during FY 2017.

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

ITEM 11.            EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended August 31, 2017 and 2016, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

  Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Other Comp.	Total
Dieter R. Sauer Jr.,	2017	$72,500	-		-	-	-	$ 72,500
CEO (and CFO)	2016	$61,000	-	121,000	-	-	-	$ 182,000 $ 54,600
								-
Ana Sauer,	2017	54,600	-		-	-	-
Secretary	2016	27,500	-	149,600	-	-	-	177,100

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

ITEM 12.            SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock as of August 31, 2017 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 1620 Emerson Avenue, Oxnard, CA, 93033-1845. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors, Fruci & Associates II, PLLC, for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended August 31, 2017, and 2016, was approximately $17,000 and $14,000, respectively.

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

                 2012)

10.4     Mediation Settlement with St. George Investments, LLC, (Incorporated by reference to the

                Exhibits attached to the Company's Form S-1 filed with the SEC on June 13, 2013.

10.5	Equity Purchase Agreement with Beaufort Capital Partners, LLC, (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 3/17/2015.)
10.6	Registration Rights Agreement with Beaufort Capital Partners, LLC, (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 3/17/2015.)

10.7	Equity Purchase Agreement with East Six Opportunity Fund, PLLC, (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 5/12/2017.)
10.8	Registration Rights Agreement with East Six Opportunity Fund, PLLC, (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on 5/12/2017.)

10.9

Lease, dated August 7, 2015, between Emmet J. Hawkes and Sally Hawkes and Sauer Energy Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 24, 2015)

23.1	Auditor’s consent from Fruci II, PLLC, Filed herewith

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAUER ENERGY, INC.

Date: December 14, 2017	/s/ Dieter R. Sauer Jr.
Name: Dieter R. Sauer Jr.
Title: Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dieter R. Sauer Jr.	Director, CEO and President	December 14, 2017
Dieter R. Sauer Jr.

/s/ Jeff Massey	Director	December 14, 2017
Jeff Massey

/s/ Zohreh Hashemi	Director	December 14, 2017
Zohreh Hashemi

SAUER ENERGY, INC.

FINANCIAL STATEMENTS

(Audited)

FISCAL YEAR END AUGUST 31, 2017

REPORTED IN UNITED STATES DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sauer Energy, Inc.

We have audited the accompanying balance sheets of Sauer Energy, Inc. as of August 31, 2017 and 2016, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2017. Sauer Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sauer Energy, Inc. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC

Spokane, Washington

December 14, 2017

SAUER ENERGY, INC.
Balance Sheet

	August 31, 2017	August 31, 2016

ASSETS
Current Assets
Cash	$ 1,952	$ 46,585
Petty Cash	1,500	1,500
Prepaid Expenses	-	-
	3,452	48,085

Property and Equipment, net	41,635	68,123

Other Assets
Intangible Assets	1,112,631	1,202,807
Security Deposit	13,507	16,502
	1,126,138	1,219,309

Total Assets	$ 1,171,225	$ 1,335,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 37,947	$ 25,037
Accounts Payable and accrued liabilities - Related Party	3,000	8,000
Note payable	105,000	90,000
Total Current Liabilities	145,947	123,037

Commitments and Contingencies	$ -	$ -

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
351,229,209 on August 31, 2017 and 273,433,664 shares outstanding on August 31, 2016	35,121	27,343
Additional Paid-In Capital	12,473,432	11,075,385
Accumulated deficit	(11,483,275)	(9,890,248)
Total Stockholders' Equity	1,025,278	1,212,480

Total Liabilities and Stockholders' Equity	$ 1,171,225	$ 1,335,517

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Operations
for the years ended August 31,

	2017	2016
Revenue	$ -	$ -

General and Administrative Expenses:
Professional Fees	95,086	86,041
Consulting	217,410	609,709
Rent Expense	182,552	165,023
Research & development expense	351,912	214,800
Other general and administrative expenses	302,106	322,160
Total Operating Expenses	1,149,066	1,397,733
Loss from operations	(1,149,066)	(1,397,733)

Other Income (expense)
Interest and finance	(443,961)	(276,798)
Changes in derivative liability	-	446,784
	(443,961)	169,986
(Loss) before taxes	(1,593,027)	(1,227,747)
Provision (credit) for taxes	-	-
Net (Loss)	$ (1,593,027)	$ (1,227,747)

Earnings (loss) per common share, basic and diluted	$ (0.01)	$ (0.01)
Basic and diluted weighted average number of common shares outstanding, basic	316,676,772	210,411,932

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Stockholders' Equity
for the period ending August 31, 2017

					Total
	Common Stock		Additional		Shareholders'
	Number of		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balances August 31, 2015	148,173,100	$ 14,817	$ 9,351,999	$ (8,662,501)	$ 704,315
					-
Shares issued for Cash	125,260,564	12,526	1,719,283		1,731,809
Financing fees paid in shares			4,103		4,103

net (loss)				(1,227,747)	(1,227,747)
					-
Balances August 31, 2016	273,433,664	27,343	11,075,385	(9,890,248)	1,212,480
					-
Shares issued for Cash	77,795,545	7,778	1,398,047		1,405,824
					-
net (loss)				(1,593,027)	(1,593,027)
					-
Balances August 31, 2017	351,229,209	35,121	12,473,432	(11,483,275)	1,025,278

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Statement of Cash Flows
for the years ended August 31,

	2017	2016
Cash flows from operating activities:
Net (loss)	$ (1,593,027)	$ (1,227,747)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	90,177	90,177
Depreciation	26,488	45,078
Change in derivative liability	-	(446,785)
Issuance of stock for services or claims	-	503,288
Financing costs paid in shares	433,254	279,832
Changes in operating assets and liabilities:
Other Assets	2,995	11,511
Accounts payable and accrued expenses - related party	(5,000)	8,000
Accounts payable and accrued expenses	12,905	10,471
Net cash flows (used by) operating activities	(1,032,208)	(726,175)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of note payable	155,000	140,000
Payments on note payable	(140,000)	(50,000)
Proceeds from issuance of common stock, net of costs	972,575	677,792
Net cash (used by) provided by financing activities	987,575	767,792

Net increase (decrease) in cash	(44,633)	41,617
Cash, beginning of the period	46,585	4,968

Cash, end of the period	$ 1,952	$ 46,585

Supplemental cash flow disclosure:
Interest paid	$ 6,991	$ 719
Taxes paid	$ -	$ -

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

The Company leases warehouse/office facilities in Oxnard, California, in which the Company develops wind power technology.  A production prototype of a vertical axis wind turbine (“VAWT”) has been developed.  Its compact size is aimed at the small business and rural market. The company is focused on plans to manufacture and distribute the product.  In May, 2012, the acquisition of the entire assets of a wind turbine company added two more wind turbine models to the Company, together with patents and a distribution network. During 2016 and 2017, the Company continued to develop its technology.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-

10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The carrying amounts of the Company’s financial instruments as of August 31, 2017, reflect:

•  Cash:  Level 1   Measurement based on bank reporting.

               Level 2   Loans from Officers and related parties

•

Level 2   Based on promissory notes and calculations of derivative liabilities from 2016.

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the fiscal years ended August 31, 2017, and August 31, 2016, were $351,912, and $214,800 respectively.

Advertising and marketing expenses

Costs for advertising and marketing for the fiscal years ended August 31, 2017, and 2016, were $27,158 and $59,471 respectively.

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

Basic and Diluted Earnings (Loss) Per Share –

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has potentially dilutive securities outstanding consisting of the conversion of convertible loans (see Note 8).  However, their exercise would be anti-dilutive, since the Company is in a loss position, and they are not counted in the calculation of loss per share.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(11,483,275) as of August 31, 2017, has had no revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at August 31, 2017 and August 31, 2016:

	2017	2016
Computers and equipment	$ 272,999	$ 272,999
Truck and Trailer	9,400	9,400
Less accumulated depreciation	(240,764)	(214,276)
Property and equipment, net	$ 41,635	$ 68,123

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In Fiscal Years Ended 2017 and 2016, depreciation was $26,488 and $45,078, respectively.

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

	August 31,
	2017	2016
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(468,961)	(378,785)
	$ 1,112,631	$ 1,202,807

In Fiscal Years End 2017 and 2016, the amortization expense was $90,177 and $90,177, respectively.

Note 7 - Notes Payable

On July 26, 2016, the Company entered into short term note agreement with Beaufort Capital Partners, LLC. In the amount of $50,000 with an interest rate of 10% per annum, with a due date of October 26, 2016.  It has been paid in full.

On August 30, 2016, the Company entered into short term note agreement with Beaufort Capital Partners, LLC. In the amount of $40,000 with an interest rate of 10% per annum, with a due date of December 1, 2016.

On August 30, 2017 the Company entered into short term note agreement with East Six Opportunity Fund, LLC. In the amount of $50,000 with an interest rate of 10% per annum, with a due date of December 1, 2017.

On May 24, 2017 the Company entered into short term note agreement with Luke Hoppel, LLC, in the amount of $105,000 with an interest rate of 10% per annum, with a due date of May 24, 2018, that converts after 6 months.

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

August 31,

2017          2016

Convertible Loans and Accrued Interest:

St. George Investments	$ -	$ 275,000
Luke Hoppel	105,000

On May 24, 2017 the Company entered into short term note agreement with Luke Hoppel, LLC, in the amount of $105,000 with an interest rate of 10% per annum, with a due date of May 24, 2018, that converts after 6 months.

Note 9 – Derivative Liabilities

The Company entered into certain convertible loan agreements during 2012 and 2013.  These agreements contained terms that allowed for the conversion of the debt into common stock.  The basic agreement was originally with $0.25 conversion prices unless the stock sold at less than $0.25.  If the trades were at less than original term, the debt holders could elect to convert their debt at sixty percent of the lowest trading price in the 25 trading days prior to the conversion notice.  Because of these terms, the debt conversion clause requires that the Company account for these note balances as derivatives valued at the fair market value of the Company’s common stock on the day of any financial reporting period.  At August 31, 2017, and 2016, the fully convertible shares would be -0- and -0- common shares, respectively.

August 31,

2017

2016

Derivative Liabilities on Convertible Loans:

St. George Investments	$ -	$ -

Note 10 -- Related Party Note

As of August 31, 2017 and 2016, we have related party payables to Dieter Sauer in the amount of $3,000, for an advance to SEI in the month of May, 2017.  Dieter Sauer, who is the President and CEO, and Ana Sauer, who is the Corporate Secretary, are husband and wife.

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

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease

2018	168,173
2019	168,173
2020	168,173
2021	168,173

Rent expense for the twelve months ended August 31, 2017, and 2016, was $182,552 and $165,023 respectively.

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

The Company as of August 31, 2017, and 2016, recognized net losses of approximately $1,593,027 and $1,227,747, respectively.  The total estimated deferred tax asset as of August 31, 2017 was $4,019,146.  The net increases for the years ended August 31, 2017, and 2016, are approximately $557,559 and $430,000.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

For the year ended August 31, 2017, and 2016, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2014 through 2017, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

During the quarter ending August 31, 2017, the Company issued 22,095,545 shares of common stock for $210,000 pursuant to an Equity Purchase Agreement.

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

NOTE 15 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, August 31, 2017, through the filing of this Annual Report on Form 10-K on December 14, 2017, and determined that the following additional subsequent events have occurred:

On September 1, 2017, the Company authorized 2,750,275 shares of common stock to be issued for $20,000 at $0.0727 per share pursuant to an Equity Purchase Agreement.

On September 25, 2017, the Company authorized 3,387,534 shares of common stock to be issued for $20,000 at $0.0590 per share pursuant to an Equity Purchase Agreement.

On October 4, 2017, the Company authorized 3,654,971 shares of common stock to be issued for $20,000 at $0.0547 per share pursuant to an Equity Purchase Agreement.

On October 12, 2017, the Company authorized 4,208,754 shares of common stock to be issued for $20,000 at $0.0475 per share pursuant to an Equity Purchase Agreement.

On October 25, 2017, the Company authorized 3,787,879 shares of common stock to be issued for $30,000 at $0.0792 per share pursuant to an Equity Purchase Agreement.

On October 31, 2017, the Company authorized 3,156,566 shares of common stock to be issued for $25,000 at $0.0792 per share pursuant to an Equity Purchase Agreement.

On November 13, 2017, the Company authorized 4,084,967 shares of common stock to be issued for $25,000 at $0.0612 per share pursuant to an Equity Purchase Agreement.

On November 21, 2017, the Company authorized 4,037,468 shares of common stock to be issued for $25,000 at $0.0619 per share pursuant to an Equity Purchase Agreement.

On December 4, 2017, the Company authorized 4,340,278 shares of common stock to be issued for $25,000 at $0.0576 per share pursuant to an Equity Purchase Agreement.

The Luke Hoppel Note, dated May 24, 2017, reached convertible status on November 24, 2017.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, August 31, 2017, through the filing of this Annual Report on Form 10-K on December 11, 2017, and determined that the following additional subsequent events have occurred:

On September 1, 2017, the Company authorized 2,750,275 shares of common stock to be issued for $20,000 at $0.0727 per share pursuant to an Equity Purchase Agreement.

On September 25, 2017, the Company authorized 3,387,534 shares of common stock to be issued for $20,000 at $0.0590 per share pursuant to an Equity Purchase Agreement.

On October 4, 2017, the Company authorized  3,654,971 shares of common stock to be issued for $20,000 at $0.0547 per share pursuant to an Equity Purchase Agreement.

On October 12, 2017, the Company authorized 4,208,754 shares of common stock to be issued for $20,000 at $0.0475 per share pursuant to an Equity Purchase Agreement.

On October 25, 2017, the Company authorized 3,787,879 shares of common stock to be issued for $30,000 at $0.0792 per share pursuant to an Equity Purchase Agreement.

On October 31, 2017, the Company authorized 3,156,566 shares of common stock to be issued for $25,000 at $0.0792 per share pursuant to an Equity Purchase Agreement.

On November 13, 2017, the Company authorized 4,084,967 shares of common stock to be issued for $25,000 at $0.0612 per share pursuant to an Equity Purchase Agreement.

On November 21, 2017, the Company authorized 4,037,468 shares of common stock to be issued for $25,000 at $0.0619 per share pursuant to an Equity Purchase Agreement.

On December 4, 2017, the Company authorized 4,340,278 shares of common stock to be issued for $25,000 at $0.0576 per share pursuant to an Equity Purchase Agreement.

The Luke Hoppel Note, dated May 24, 2017, reached convertible status on November 24, 2017.