Form 10-Q
period 2017-11-30
SAUER ENERGY, INC.
filed 2018-01-22
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 380,297,623 shares of common stock, par value $0.0001 per share, as of January 15.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheets

	November 30, 2017	August 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 12,136	$ 1,952
Petty Cash	1,500	1,500
Prepaid Expenses	14,014	-
	27,650	3,452

Property and Equipment, net	32,155	41,635

Other Assets
Intangible Assets	1,090,087	1,112,631
Security Deposit	13,507	13,507
	1,103,594	1,126,138

Total Assets	$ 1,163,399	$ 1,171,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 59,225	$ 37,947
Accounts Payable and accrued liabilities - Related Party	5,000	3,000
Convertible note payable (net of discount)	11,444	105,000
Derivative liability	78,402	-
Total Current Liabilities	154,071	145,947

Commitments and Contingencies	$ -	$ -

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
380,297,623 on November 30, 2017 and 351,229,209 outstanding on August 31, 2017	38,027	35,121
Additional Paid-In Capital	12,814,703	12,473,432
Accumulated deficit	(11,843,402)	(11,483,275)
Total Stockholders' Equity	1,009,328	1,025,278

Total Liabilities and Stockholders' Equity	$ 1,163,399	$ 1,171,225

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Condensed Statements of Operations
for the three months ended November 30,

	(Unaudited) (Unaudited)
	2017	2016
Revenue	$ 29,649	$ -
Cost of goods sold	15,106	-
Gross Profit	14,543	-

General and Administrative Expenses:
Professional Fees	16,687	13,000
Consulting	54,773	52,850
Rent Expense	45,013	46,523
Research & development expense	44,855	71,933
Other general and administrative expenses	67,219	68,168
Total Operating Expenses	228,547	252,474
Loss from operations	(214,004)	(252,474)

Other Income (expense)
Interest and finance	(166,623)	(127,390)
Changes in derivative liability	20,500	-
	(146,123)	(127,390)
(Loss) before taxes	(360,127)	(379,864)
Provision (credit) for taxes	-	-
Net (Loss)	$ (360,127)	$ (379,864)

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)
Basic and diluted weighted average number of common shares outstanding, basic	364,680,552	284,580,339

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Condensed Statements of Cash Flows
for the three months ended November 30,

	2017	2016
Cash flows from operating activities:
Net (loss)	$ (360,127)	$ (379,864)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Amortization	22,554	22,544
Depreciation	9,480	10,922
Change in derivative liability	(20,500)	-
Amortization of Debt discount	5,346	-
Financing costs paid in shares	159,178	125,417
Changes in operating assets and liabilities:
Other Assets	(14,014)	-
Accounts payable and accrued expenses - related party	2,000	-
Accounts payable and accrued expenses	21,277	(17,070)
Net cash flows (used by) operating activities	(174,816)	(238,051)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-
Payments on note payable	-	(79,283)
Proceeds from issuance of common stock, net of costs	185,000	322,500
Net cash (used by) provided by financing activities	185,000	243,217

Net increase (decrease) in cash	10,184	5,166
Cash, beginning of the period	1,952	46,585

Cash, end of the period	$ 12,136	$ 51,751

Supplemental cash flow disclosure:
Interest paid	$ -	$ 991
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

November 30, 2017

(unaudited)

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the three months ended November 30, 2017, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2017, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three  months ended November 30, 2017, are not necessarily indicative of results for the entire year ending August 31, 2018.

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

The carrying amounts of the Company’s financial instruments as of November 30, 2017, reflect:

•

Level 1   Cash Measurement based on bank reporting.

▪

Level 2   Loans from Officers and related parties

•

Level 2   Based on promissory notes.

•

Level 3   Derivatives

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the three months ended November 30, 2017, and three months ended November 30, 2016, were $71,933 and $44,855 respectively.

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

Basic and Diluted Earnings (Loss) Per Share –

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company has a convertible note payable which is potentially dilutive, however it has been omitted from the calculations as it is antidilutive.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(11,843,402) as of November 30, 2017, and had minimal revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at November 30, 2017, and August 31, 2017:

	11/30/17	8/31/17
Property Plant and Equipment	$ 282,427	$ 282,427
Less accumulated depreciation	(250,272)	(240,972)
Property and equipment, net	$ 32,155	$ 41,635

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In the three months ended November 30, 2017, and November 30, 2016, depreciation was $9,480 and $10,922, respectively.

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

	November 30, 2017	August 31, 2017
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(491,505)	(468,961)
	$ 1,090,087	$ 1,112,631

In three months ended November 30, 2017, and November 30, 2016, amortization was $22,544 and $22,544, respectively.

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

On May 2, 2017, the Company entered into a short-term note agreement with an investor in the amount of $50,000 with an interest rate of 10% per annum, with a due date of September 2, 2017. As of November 30, 2017, the outstanding balance due was $Zero.

On May 24, 2017, the Company entered into a convertible promissory note with an investor in the amount of $105,000 with an interest rate of 8% per annum, with a due date of May 24, 2018. Convertible 180 days after issuance, at 80% of the lowest trading price over the previous 20 trading days. This resulted in a derivative liability of $78,402 as of November 30, 2017.

Note 7 -- Related Party Note

As of November 30, 2017, and August 31, 2017, we have related party payables to Dieter Sauer in the amounts of $5,000 and $3,000, respectively.

Note 8 – Commitments and Contingencies

Rental Agreement:

On August 7, 2015, the Company entered into a Commercial Single-Tenant Lease for a 26,550-square foot building in Oxnard, California, with monthly payments of $13,507 for sixty months, plus common area costs of $507.38 per month.  All company operations will be concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease
2018	135,039
2019	168,173
2020	168,173

For the three months ended November 30, 2017 our rent expense was $45,013 compared to $46,523 for the three months ended November 30, 2016.

Note 9 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $11,843,422, which will expire in 2029 through 2035 if not utilized.  The Company uses 21% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of the three months ended November 30, 2017, and November 30, 2016, recognized net operating losses of approximately $360,127 and $379,864, respectively.  The total estimated deferred tax asset as of November 30, 2017, was $2,487,114.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

Although Management believes that its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict.

For the three months ended November 30, 2017, and November 30, 2016, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included in the years ended August 31, 2013 through 2016, could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 10 – Capital Stock

The Company went public on 7/25/ 2010.  Its Common Stock is traded on the open market under the symbol OTCQB: SENY.

During the quarter ending November 30, 2016, the Company issued 40,950,000 shares of common stock for services rendered.

During the quarter ending November 30, 2016, 75,000 shares were cancelled and returned to treasury.

During the quarter ending November 30, 2016, the Company issued 9,498,761 shares of common stock for $125,000 pursuant to a convertible note.

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

During the quarter ending November 30, 2017, the Company issued  29,068,414 shares of common stock for $185,000 pursuant to an Equity Purchase Agreement.

NOTE 11 - Contingencies, Litigation

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 12 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date:

On December 4, 2017, the Company authorized 4,340,278 shares of common stock to be issued for $25,000 at $0.00576 per share pursuant to an Equity Purchase Agreement.

On December 15, 2017, the Company authorized 3,472,222 shares of common stock to be issued for $17,500 at $0.00504 per share pursuant to an Equity Purchase Agreement.

On January 3, 2018 the Company authorized 6,076,389 shares of common stock to be issued for $17,500 at $0.00288 per share pursuant to an Equity Purchase Agreement.

On December 20, 2017, the Company authorized 3,000,000 shares of common stock at $0.00495 per share to be issued in exchange for cancellation of $14,850 of the convertible loan.

On December 22, 2017, the Company authorized 5,000,000 shares of common stock at $0.00495 per share to be issued in exchange for cancellation of $24,750 of the convertible loan.

On January 2, 2018, the Company authorized 5,000,000 shares of common stock at $0.00300 per share to be issued in exchange for cancellation of $15,000 of the convertible loan.

On January 5, 2018, the Company authorized 5,000,000 shares of common stock at $0.00300 per share to be issued in exchange for cancellation of $15,000 of the convertible loan.

On January 10, 2018, the Company authorized 7,000,000 shares of common stock at $0.00300 per share to be issued in exchange for cancellation of $21,000 of the convertible loan.

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

RESULTS OF OPERATION

Three months ended November 30, 2017 v.  three months ended November 30, 2016

During the 3 months ended November 30, 2017 we realized revenue in the amount of $29,649 due to the sale of an R&D unit.

Our operating expenses were $228,547 for the three months ending November 30, 2017, compared to $252,474 for the three months ended November 30, 2016.

Our interest and financing expenses increased to $146,123 for the three months ending November 30, 2017, from $127,390 for the three months ended November 30, 2016.

The overall decreases in operating expenses resulted in our net loss of $360,127 for the three months ended November 30, 2017 as compared to the net loss of $379,864 for the three months ended November 30, 2016.

We anticipate  increased costs associated with increased levels of operation anticipatory to our entering into the manufacturing stage and our marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three months ended November 30, 2017, and November 30, 2016, was $174,816 and $238,051 respectively.

Net cash flows used in investing activities for the three months ended November 30, 2017 and November 30, 2016, was $0 and $0 respectively.

Net cash flows provided by financing activities for the three months ended November 30, 2017 and November 30, 2016, was $185,000 and $243,217 respectively.

We had cash resources of $12,136 at November 30, 2017, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on July 1, 2016, we have entered into an Equity Purchase Agreement.

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

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Note 2 of our financial statements filed as part of our November 30, 2017, Quarterly Report on this Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2017.  Based on that evaluation, our Chief Executive Officer has concluded that as of November 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending August 31, 2017, and the quarter ended November 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2017, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

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

Date: January 22, 2018

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)