Form 10-Q
period 2018-02-28
SAUER ENERGY, INC.
filed 2018-04-23
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

 Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 437,040,839 shares of common stock, par value $0.0001 per share, as of April 23, 2018.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheets

	February 28, 2018	August 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 1,015	$ 1,952
Petty Cash	1,500	1,500
Total Current Assets	2,515	3,452

Property and Equipment, net	33,617	41,635

Other Assets
Intangible Assets (net)	1,067,543	1,112,631
Security Deposit	13,507	13,507
	1,081,050	1,126,138

Total Assets	$ 1,117,182	$ 1,171,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 114,595	$ 37,947
Accounts Payable and accrued liabilities - Related Party	5,000	3,000
Notes payable	45,000	105,000
Total Current Liabilities	164,595	145,947

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
437,040,839 on February 28, 2018 and 351,229,209 on August 31, 2017	43,703	35,121
Additional Paid-In Capital	13,130,256	12,473,432
Accumulated deficit	(12,221,372)	(11,483,275)
Total Stockholders' Equity	952,587	1,025,278

Total Liabilities and Stockholders' Equity	$ 1,117,182	$ 1,171,225

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Condensed Statements of Operations
for the three and six months ended February 28,
(Unaudited)

	three months ended		six months ended
	2018	2017	2018	2017
Revenue	$ -	$ -	$ 29,649	$ -
Cost of goods sold	-	-	15,106	-
Gross Profit	-	-	14,543	-

General and Administrative Expenses:
Professional Fees	21,672	28,443	33,449	41,445
Consulting	25,007	67,650	79,780	120,500
Rent Expense	44,022	45,013	89,035	84,086
Research & development expense	39,857	79,494	84,710	151,428
Other general and administrative expenses	56,737	111,528	128,868	187,127
Total Operating Expenses	187,295	332,128	415,842	584,586
Loss from operations	(187,295)	(332,128)	(401,299)	(584,586)

Other Income (expense)
Interest and finance	(190,008)	(149,076)	(356,631)	(276,483)
Changes in derivative liability	(667)	-	19,833	-
	(190,675)	(149,076)	(336,798)	(276,483)
(Loss) before taxes	(377,970)	(481,204)	(738,097)	(861,069)
Provision (credit) for taxes	-	-	-	-
Net (Loss)	$ (377,970)	$ (481,204)	$ (738,097)	$ (861,069)

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Basic and diluted weighted average number of common shares outstanding, basic	415,700,229	308,790,242	351,229,209	170,260,964

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Condensed Statements of Cash Flows
for the six months ended February 28,
(Unaudited)
	2018	2017
Cash flows from operating activities:
Net (loss)	$ (738,097)	$ (861,069)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Depreciation and Amortization	53,106	66,932
Chang in debt discount	93,981
Change in derivative	(19,834)
Note issued for commitment fee	45,000
Financing costs paid in shares	219,779	274,494
Changes in operating assets and liabilities:
Other Assets	-	2,995
Accounts payable and accrued expenses - related party	2,000	-
Accounts payable and accrued expenses	81,729	(21,609)
Net cash flows (used by) operating activities	(262,336)	(538,257)

Cash flows from investing activities:
Purchase of furniture and equipment	-	-
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of note payable	-	-
Payments on note payable	-	(90,000)
Proceeds from issuance of common stock, net of costs	261,399	689,500
Net cash (used by) provided by financing activities	261,399	599,500

Net increase (decrease) in cash	(937)	61,243
Cash, beginning of the period	1,952	46,585

Cash, end of the period	$ 1,015	$ 107,828

Supplemental cash flow disclosure:
Interest paid	$ 5,161	$ 1,991
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

February 28, 2018

(unaudited)

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the six months ended February 28, 2018, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2017, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended February 28, 2018, are not necessarily indicative of results for the entire year ending August 31, 2018.

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the three months ended February 28, 2018, and three months ended February 28, 2017, were $ 39,857 and $79,494 respectively. The costs for the six months ended February 28, 2018, and February 28, 2017, were $84,710 and $151,428 respectively.

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

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(12,221,372) as of February 28, 2018, and had no revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at February 28, 2018, and August 31, 2017:

	2/28/17	8/31/17
Property Plant and Equipment	$ 282,427	$ 282,427
Less accumulated depreciation	(248,810)	(240,792)
Property and equipment, net	$ 33,617	$ 41,635

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In six months ended February 28, 2018, and 2017, depreciation was $8018 and $9,480, respectively.

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

	February 28, 2018	August 31, 2017
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(514,049)	(468,961)
	$ 1,062,543	$ 1,112,631

In six months ended February 28, 2018 and 2017, amortization was $45,088 and $45,088, respectively.

Note 7 - Notes Payable

On July 26, 2016, the Company entered into short term note agreement with Beaufort Capital Partners, LLC., in the amount of $50,000 with an interest rate of 10% per annum, with a due date of October 26, 2016.  It has been paid in full.

On August 30, 2016, the Company entered into a short term note agreement with Beaufort Capital Partners, LLC., in the amount of $40,000 with an interest rate of 10% per annum, with a due date of December 1, 2016. The balance has been paid in full.

On May 2, 2017, the Company entered into a short-term note agreement with an investor

in the amount of $50,000 with an interest rate of 10% per annum, with a due date of September 2, 2017.   The balance has been paid in full.

On May 24, 2017, the Company entered into a convertible promissory note with an investor in the amount of $105,000 with an interest rate of 8% per annum, with a due date of May 24, 2018. Convertible 180 days after issuance, at 80% of the lowest trading price over the previous 20 trading days. The balance has been paid in full.

On February 21, 2018, the Company entered into a Promissory Note in the amount of $45,000, with an interest rate of 8% per annum, with a due date of November 21, 2018, which can be prepaid at any time, without consequence, and is not convertible.

Note 8 - Related Party Note

As of February 28, 2018 , we have related party payable to Deiter Sauer for consulting in the amount of $5000.

Note 9 – Commitments and Contingencies

Rental Agreement:

On August 7, 2015, the Company entered into a Commercial Single-Tenant Lease for a 26,550 square foot building in Oxnard, California, with monthly payments of $13,507 for sixty months, plus common area costs of $507.38 per month.  All company operations will be concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease
2018	84,086
2019	168,173
2020	168,173

For the three months ending February 28, 2018, and 2017, the rent expense was $42,043 and $42,043, respectively.  For the six months ending February 28, 2018, and 2017, the rent expense was $84,086 and $84,086, respectively.

Note 10 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $12,221,372, which will expire in 2029 through 2035 if not utilized.  The Company uses 21% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company as of six months ended February 28, 2018, and 2017, recognized net operating losses of approximately $738,097 and $861,069, respectively.  The total estimated deferred tax asset as of three months ended February 28, 2018, was $2,566,488.   The Company recorded a 100% valuation allowance

for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

For the three and six months ended February 28, 2018, and 2017, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2014, through 2018 could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

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

During the quarter ending February 28, 2018, the Company issued 27,507,176 shares of common stock for $75,481.72 pursuant to a convertible note.

During the quarter ending February 28, 2018, the Company issued 21,236,040 shares of common stock for $76,398.84 pursuant to an Equity Purchase Agreement.

NOTE 12 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, February 28, 2018, through the filing of this Quarterly report on April 23, 2018, and determined that the following additional subsequent events have occurred:

On February 28, 2018, the Company entered into a convertible Promissory Note with Geneva Roth Remark Holdings, Inc., in the amount of $78,000, with an interest rate of 12% per annum and a due date of February 28, 2019, which can be prepaid prior to 180 days.  The unpaid portion becomes convertible after 180 days, at 61% of the average of the lowest two trading prices over the 15 trading days prior to the conversion date.  Funds were received on March, 1, 2018.

The Company has initiated a one for five reverse split of its outstanding and authorized shares of common stock.  Effecting this corporate action is subject to regulatory (FINRA) approval, which has not, as of the date of this report, been obtained.

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

RESULTS OF OPERATION

Three and Six months ended February 28, 2018 v. Three and Six months ended February 28, 2017

We have not realized any revenue through the three and six months ended February 28, 2018.  Our operating expenses decreased to $187,295 for the three months ending February 28, 2018, from $332,128 for the three months ended February 28, 2017, and they decreased to $415,842 for the six months ending February 28, 2018, from $584,586 for the six months ended February 28, 2017.

Our interest and financing expenses increased to $190,008 for the three months ending February 28, 2018, from $149,076 for the three months ended February 28, 2017, and they increased to $356,631 for the six months ending February 28, 2018, from $276,483 for the six months ended February 28, 2017.

The overall decreases in operating expenses and increases in financing costs resulted in our net loss of $738,097 for the six months ended February 28, 2018, as compared to the net loss of $861,069 for the six months ended February 28, 2017, and a net loss of $377,970 for the three months ended February 28, 2018, as compared to the net loss of $481,204 for the three months ended February 28, 2017.

We anticipate continued increased costs associated with increased levels of operation anticipatory to our entering into the manufacturing stage and our marketing processes which will begin in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six months ended February 28, 2018, and 2017, was $307,336 and $538,257, respectively.

Net cash flows used in investing activities for the six months ended February 28, 2018 and 2017, was $0 and $0, respectively.

Net cash flows provided by financing activities for the six months ended February 28, 2018, and 2017, was $306,399 and $599,500, respectively.

We had cash resources of $1,015 at February 28, 2018, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on March 2, 2018, we entered into an Equity Purchase Agreement.

As of February 16, 2018, the Registrant entered into two agreements with GHS Investments, LLC, a Nevada limited liability corporation (“GHS”), an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”).  The two agreements we filed as exhibits to the Registrant’s Current Report on Form 8-K dated March 2, 2018, and the Registrant’s Registration Statement on Form S-1 Number 333-223604 and the following summary is qualified in its entirety by reference to such exhibits.

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, GHS, after effectiveness of such registration statement, was required to purchase up to $7,000,000 worth of the Registrant’s common stock at a price equal to 80% of the lowest closing price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that GHS must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to GHS.  GHS bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees.  The S-1 Registration Statement was filed on March 12, 2018, and is not effective as of the filing of this report.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2018 but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our February 28, 2018, Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2018.  Based on that evaluation, our Chief Executive Officer has concluded that as of February 28, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of February 28, 2018 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of February 28, 2018, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 23, 2018

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)