Form 10-Q
period 2018-05-31
SAUER ENERGY, INC.
filed 2018-07-23
CIK 1446152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Yes [X]

No  [   ]

Emerging Growth Company

If an emerging growth company, indicate by check mark if registrant has elected not to extended transition period for complying with any new of revise financial accounting standards provided pursuant to ‘Section 7(a)(2)(B) of the Security Act.  YES  [ ]  NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer [   ]   Accelerated filer  [   ]   Non-accelerated Filer [   ]   Smaller reporting company [X]

Emerging Growth Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 89,147,962 shares of common stock, par value $0.0001 per share, as of July 20, 2018.

SAUER ENRGY, INC.

REPORT ON FORM 10-Q

SAUER ENERGY, INC.
Condensed Balance Sheet

	Un-audited
	May 31, 2018	August 31, 2017

ASSETS
Current Assets
Cash	$ 2,446	$ 1,952
Petty Cash	1,500	1,500
Total Current Assets	3,946	3,452

Property and Equipment, net	29,620	41,635

Other Assets
Intangible Assets	1,044,999	1,112,631
Security Deposit	13,507	13,507
	1,058,506	1,126,138

Total Assets	$ 1,092,072	$ 1,171,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$ 137,103	$ 37,947
Accounts Payable and accrued liabilities - Related Party	5,000	3,000
Notes payable	148,703	105,000
Total Current Liabilities	290,806	145,947

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock, $0.0001 par value; authorized
650,000,000 shares, issued and outstanding were
87,408,180 on May 31, 2018 and 70,245,842 outstanding on August 31, 2017	8,742	7,025
Additional Paid-In Capital	13,165,217	12,501,528
Accumulated deficit	(12,372,693)	(11,483,275)
Total Stockholders' Equity	801,266	1,025,278

Total Liabilities and Stockholders' Equity	$ 1,092,072	$ 1,171,225

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Condensed Statements of Operations
for the three and nine months ended May 31,
(Unaudited)

	three months ended		nine months ended
	2018	2017	2018	2017
Revenue	$ -	$ -	$ 29,649	$ -
Cost of goods sold	-	-	15,106	-
Gross Profit	-	-	14,543

General and Administrative Expenses:
Professional Fees	17,241	21,000	55,689	62,444
Consulting	20,463	51,175	100,243	171,675
Rent Expense	42,043	42,043	135,039	140,144
Research & development expense	1,337	117,726	86,049	269,254
Other general and administrative expenses	46,326	84,531	166,233	257,542
Total Operating Expenses	127,410	316,475	543,253	901,059
Loss from operations	(127,410)	(316,475)	(528,709)	(901,059)

Other Income (expense)
Interest and finance	(23,911)	(33,989)	(380,542)	(310,474)
Changes in derivative liability	-	-	19,834	-
	(23,911)	(33,989)	(360,708)	(310,474)
(Loss) before taxes	(151,321)	(350,464)	(889,418)	(1,211,533)
Provision (credit) for taxes	-	-	-	-
Net (Loss)	$ (151,321)	$ (350,464)	$ (889,418)	$ (1,211,533)

Earnings (loss) per common share, basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)
Basic and diluted weighted average number of common shares outstanding	87,408,168	65,725,407	81,177,075	61,702,004

The accompanying notes are an integral part of these financial statements.

SAUER ENERGY, INC.
Condensed Statements of Cash Flows
for the nine months ended May 31,
Un-audited
	2018	2017
Cash flows from operating activities:
Net (loss)	$ (889,418)	$ (1,211,533)
Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
Depreciation and Amortization	79,648	100,239
Financing costs paid in shares	219,779	302,909
Change in derivatives	(19,834)	-
Amortization of debt discount	98,434	-
Changes in operating assets and liabilities:
Other Assets	-	2,995
Accounts payable and accrued expenses - related party	2,000	(1,600)
Note issued for commitment fees	45,000	-
Accounts payable and accrued expenses	104,238	(11,768)
Net cash flows (used by) operating activities	(360,153)	(818,758)

Cash flows from financing activities:
Proceeds from issuance of note payable	177,250	155,000
Payments on note payable	(78,000)	(90,000)
Proceeds from issuance of common stock, net of costs	261,397	762,575
Net cash (used by) provided by financing activities	360,647	827,575

Net increase (decrease) in cash	494	8,817
Cash, beginning of the period	1,952	46,585

Cash, end of the period	$ 2,446	$ 55,402

Supplemental cash flow disclosure:
Interest paid	$ 5,161	$ 6,991
Taxes paid	$ -	$ -

Non Cash Investing and Financing Activities
Shares issued for note conversion	$ 115,082	$ -

The accompanying notes are an integral part of these financial statements.

Sauer Energy, Inc.

Notes to the Financial Statements

May 31, 2018

(un-audited)

Note 1 - Organization and summary of significant accounting policies:

These unaudited interim financial statements as of and for the nine months ended May 31, 2018, reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end August 31, 2017, report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended May 31, 2018, are not necessarily indicative of results for the entire year ending August 31, 2018.

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

-

Cash:  Level 1   Measurement based on bank reporting.

         Level 2   Loans from Officers and related parties

-

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

Research and development costs

The Company expenses costs of research and development cost as incurred. The costs for the three months ended May 31, 2018, and three months ended May 31, 2017, were $1,337 and $117,726 respectively. The costs for the nine months ended May 31, 2018, and May 31, 2017, were $86,049 and $269,254 respectively.

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

Basic and Diluted Earnings (Loss) Per Share –

Net loss per share is calculated in accordance with FASB ASC 260, Earnings per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does have potentially dilutive securities outstanding consisting of convertible loans.

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

•

Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

•

Update 2018-03—Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

•

Update 2017-13—Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update)

•

Update 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•

Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Note 3 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated a deficit of $(12,372,693) as of May 31, 2018, and had limited revenues, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and Equipment consisted of the following at May 31, 2018, and August 31, 2017:

	5/31/18	8/31/17
Property Plant and Equipment	$ 282,427	$ 282,427
Less accumulated depreciation	(252,807)	(240,792)
Property and equipment, net	$ 29,620	$ 41,635

The Company depreciates its property and equipment using accelerated methods over lives of five or seven years.  In nine months ended May 31, 2018, and 2017, depreciation was $12,015 and $32,607, respectively.

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

	May 31, 2018	August 31, 2017
Patents	$ 109,092	$ 109,092
Purchased Patents	1,467,500	1,467,500
Goodwill	5,000	5,000
Less Amortization	(536,593)	(468,961)
	$ 1,044,999	$ 1,112,631

In six months ended May 31, 2018 and 2017, amortization was $67,632 and $67,632, respectively.

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

On February 28, 2018, the Company entered into short term note agreement with Geneva Roth Remark, Inc., in the amount of $78,000 with an interest rate of 12% per annum, with a due date of August 28, 2018, that converts after 6 months.  There is no balance due as it has been prepaid in full.

On April 27, 2018, the Company entered into short term note agreement with Auctus Fund Inc., in the amount of $114,000 with an interest rate of 12% per annum, with a due date of January 27, 2019, that becomes convertible after 180 days.  The proceeds of the Auctus Fund Inc. note were applied to pay the Geneva Roth Remark, Inc. note.

Note 8 - Related Party Note

As of August 31, 2017 and May 31, 2018, we have related party payable to Dieter Sauer in the amount of $3,000 and 5,000 respectively for consulting services.

Note 9 – Commitments and Contingencies

Rental Agreement:

On August 7, 2015, the Company entered into a Commercial Single-Tenant Lease for a 26,550 square foot building in Oxnard, California, with monthly payments of $13,507 for sixty months, plus common area costs of $507.38 per month.  All company operations will be concentrated at the site.

Lease Commitments – following five fiscal years:

Fiscal year ended

August 31,

Year	Lease
2018	42,043
2019	168,173
2020	168,173

For the three months ending May 31, 2018, and 2017, the rent expense was $42,043 and $42,043, respectively.  For the nine months ending May 31, 2018, and 2017, the rent expense was $135,039 and $140,144, respectively.

Note 10 - Federal income tax

No provision was made for federal income tax, since the Company has had significant net operating losses. Net operating loss carryforwards may be used to reduce taxable income through the year 2035. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock, unless the same or similar business is carried on. The net operating loss carryforward for federal and state income tax purposes was approximately $12,372,693, which will expire in 2029 through 2035 if not utilized.  The Company uses 21% for a composite tax rate to estimate the value of net operating losses for deferred taxes.

The Company for the nine months ended May 31, 2018, and 2017, recognized net operating losses of approximately $889,418 and $1,211,533, respectively.  The total estimated deferred tax asset as of May 31, 2018, was $2,598,265.   The Company recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some part or all of the deferred tax asset will not be realized.

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

For the three and nine months ended May 31, 2018, and 2017, no income tax expense has been realized as a result of operations and no income tax penalties and/or interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of California.  These filings are subject to a three-year statute of limitations.  The Company’s evaluation of income tax positions included the years ended August 31, 2014, through 2017 could be subject to agency examinations.  No filings are currently under examination.  No adjustments have been made to reduce the estimated income tax benefit at fiscal year-end or at the quarterly reporting dates.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 11 – Capital Stock

The Company went public on 7/25/ 2010.  Its Common Stock is traded on the open market under the symbol OTCQB: SENY.

During the quarter ending November 30, 2016, the Company issued 5,215,112 shares of common stock for $322,500 pursuant to an Equity Purchase Agreement.

During the quarter ending February 28, 2017, the Company issued 4,873,081 shares of common stock for $367,000 pursuant to an Equity Purchase Agreement.

During the quarter ending May 31, 2017, the Company issued 1,051,806 shares of common stock for $73,075 pursuant to an Equity Purchase Agreement.

During the quarter ending August 31, 2017, the Company issued 4,419,109 shares of common stock for $210,000 pursuant to an Equity Purchase Agreement.

During the quarter ending November 30, 2017, the Company issued 5,813,683 shares of common stock for $185,000 pursuant to an Equity Purchase Agreement.

During the quarter ending February 28, 2018, the Company issued 5,501,435 shares of common stock for $75,481.72 pursuant to a convertible note.

During the quarter ending February 28, 2018, the Company issued 4,247,208 shares of common stock for $76,398.84 pursuant to an Equity Purchase Agreement.

During the quarter ending May 31, 2018, no shares were issued.

The Company initiated a one for five reverse split of its outstanding and authorized shares of common stock.  Effecting this corporate action was subject to regulatory (FINRA) approval and which was made effective on May 16, 2018. As a result we reclassed $34,961 from common stock to additional paid in capital.

NOTE 12 – Subsequent Events

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date, May 31, 2018, through the filing of this Quarterly report on July 23, 2018, and determined that the following additional subsequent events have occurred:

On June 13, 2018, the Company issued 452,427 shares of common stock for $11,039.20 pursuant to an Equity Purchase Agreement.

On June 27, 2018, the Company issued 866,450 shares of common stock for $13,863.20 pursuant to an Equity Purchase Agreement.

On July 10, 2018, the Company issued 420,217 shares of common stock for $10,085.20 pursuant to an Equity Purchase Agreement.

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

RESULTS OF OPERATION

Three and nine months ended May 31, 2018 v. three and nine months ended May 31, 2017

We have not realized any revenue through the three months ended May 31, 2018 and 2017.

For the nine months ended May 31, 2018 and 2017 we had revenue of $29,649 and $0 respectively.

Our operating expenses decreased to $127,410 for the three months ending May 31, 2018, from $316,475 for the three months ended May 31, 2017, and they decreased to $543,253 for the nine months ending May 31, 2018, from $901,059 for the nine months ended May 31, 2017.

Our interest and financing expenses decreased to $23,911 for the three months ending May 31, 2018, from $33,989 for the three months ended May 31, 2017, and they increased to $380,542 for the nine months ending May 31, 2018, from $310,474 for the nine months ended May 31, 2017.

The overall decreases in operating expenses and increases in financing costs resulted in our net loss of $889,418 for the nine months ended May 31, 2018, as compared to the net loss of $1,211,533 for the nine months ended May 31, 2017, and a net loss of $151,321 for the three months ended May 31, 2018, as compared to the net loss of $360,464 for the three months ended May 31, 2017.

We anticipate increased costs associated with increased levels of operation anticipatory to our entering into the manufacturing stage and our marketing processes which will begin in the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine months ended May 31, 2018, and 2017, was $360,153 and $818,758, respectively.

Net cash flows used in investing activities for the nine months ended May 31, 2018 and 2017, was $0 and $0, respectively.

Net cash flows provided by financing activities for the nine months ended May 31, 2018, and 2017, was $360,647 and $827,575, respectively.

We had cash resources of $2,446 at May 31, 2018, and we intend to rely on the sale of stock in private placements to increase liquidity to enable us to execute on our plan to manufacture and market vertical axis wind turbines.  As reported on a Current Report on Form 8-K filed on March 2, 2018, we entered into an Equity Purchase Agreement.

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

The agreements required the Registrant to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, GHS, after effectiveness of such registration statement, was required to purchase up to $7,000,000 worth of the Registrant’s common stock at a price equal to 80% of the lowest closing price as determined under the EPA (prior ten trading days).  The EPA provides for volume limitations on the amount of shares that GHS must purchase at any time and provides that the Registrant will be paid for the common stock upon electronic delivery of the shares to GHS.  GHS bore the attorney fees relating to the Registration Statement and is not charging the Registrant any additional fees.  The S-1 Registration Statement was filed on March 12, 2018, and was deemed effective on June 12, 2018, by the Securities and Exchange Commission.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2018 but we cannot at this time quantify the amount.  If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current revenue-generating activities that give rise to significant assumptions or estimates.  Our financial statements filed as part of our May 31, 2018, Quarterly Report on Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our principal financial officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2018.  Based on that evaluation, our Chief Executive Officer has concluded that as of May 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

As of the end of our most recent fiscal quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of May 31, 2018, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2018.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 23, 2018

By:    /s/Dieter R. Sauer, Jr.

Name: Dieter R. Sauer, Jr., CEO

(Principal Executive, Accounting and Financial Officer)